Form 10KSB
period 2004-06-30
RIDDLE RECORDS INC
filed 2004-10-12
CIK 1271810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004
                                               -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ___________


                          COMMISSION FILE NO. 000-50900
                                              ---------

                              RIDDLE RECORDS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                                                88-0507969
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


        9595 WILSHIRE BOULEVARD, SUITE 700
          BEVERLY HILLS, CALIFORNIA                               90212
     ----------------------------------------                   ----------
     (Address of principal executive offices)                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-2407
                                                           ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                 Title Of Class
                     Class A Common Stock, $0.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     State the issuer's revenues for its most recent fiscal year: None.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 30, 2004 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of October 12, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

PART I........................................................................2

   ITEM 1. BUSINESS...........................................................2

   ITEM 2. PROPERTIES........................................................13

   ITEM 3. LEGAL PROCEEDINGS.................................................14

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............14

PART II......................................................................14

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..........14

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........17

   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................19

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..........................................19

   ITEM 8A. CONTROLS AND PROCEDURES..........................................19

PART III.....................................................................20

   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........20

   ITEM 10. EXECUTIVE COMPENSATION...........................................20

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................20

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20

   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.........................................................20

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................21

   SIGNATURES................................................................22

   INDEX TO FINANCIAL STATEMENTS...........................................F-1



     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR MEANING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FOUND IN THIS ANNUAL REPORT ON FORM 10-KSB IN PART I, ITEM 1 UNDER THE CAPTION "RISK FACTORS," IN PART II, ITEM 6 UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-QSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

     Unless the context otherwise requires, the terms "Company," "we," "us," and "our" refer to Riddle Records, Inc., a Nevada corporation incorporated in August 2001. We file our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission ("SEC"). You can learn more about us by reviewing such filings and other information that we may file or furnish to the SEC at the SEC's website at www.sec.gov.

     We recently established our company as an independent record label to focus on signing artists in the "hip-hop" and rap genres particularly. We believe the "hip-hop" and rap genres represent a growing portion of the music industry. By identifying and representing new, high-potential artists in these categories, our primary objective will be to successfully introduce these artists to large audiences and create a loyal following from fans. As a record label, Riddle Records expects to be directly involved in every stage of developing the careers of our artists. Our plan for the next 12 months is to focus on acquiring artists as clients and developing our brand name within the music industry.

     We had no substantial operations from inception through August 2003. In August 2003, we commenced operations as an independent record label by establishing our business model, raising initial monies through the sale of our equity securities and solidifying informal advisory agreements with a number of industry professionals who agreed to afford our company access to their existing relationships in the music and entertainment industry. We have, and intend to continue to market our business model by generally making those in the music and entertainment industries aware of the services we will provide. We have had discussions with a number of artists, but have not signed any artist as of June 30, 2004.

INDUSTRY BACKGROUND

     The record label industry consists of companies that sign music artists and distribute their record products. We believe that most new artists seek a record label that will finance the production, manufacture, distribution and promotion of an album in return for a vested interest in the artist's commercial success. While these costs are not substantial as compared to costs associated with similar efforts for more established artists, many new artists are unable to finance even these limited costs at this early stage of their careers. The substantial portion of music produced, manufactured and distributed in the United States is effected by five major companies that control more than 200 "large record labels." The remaining portion is effected by "independent record labels," which are those labels not affiliated with the five major companies.

     We believe that most artists who sign with an independent record label do so only after first attempting to obtain a contract with a major record label. Most agreements between independent record labels and artists are relatively short, typically for one or two albums, or even just a few singles.

     Record labels, whether large or independent, derive revenue from two key forms of assets--the artists whom they sign and copyrights on the artists' music. Signed artists comprise a record label's product base, while copyrights and other intellectual property represent the quantifiable assets of the record label.

     Independent record labels typically do not pay their artists advances or royalties. Instead, it is common for these smaller labels to agree to a "profit sharing deal" with their artists. In this way, any profits generated from record sales after the recoupment of recording and other costs by the record label can be split between the label and the artist in such percentages and duration as determined by the parties when the artist agrees to sign with the label.

     With regard to copyright, record labels generally own not only the master tapes of the sound recordings, but also the intellectual property rights assigned to them, which are collectively referred to as "phonographic master rights" within the music industry. Phonographic master rights can generate a long term or perpetual revenue stream stemming from a variety of sources including album sales, broadcasting and synchronization rights for films and television programming. Owning the rights to the master recordings also empowers the record label with the right to seek out licensing deals with other third party record labels and distributors.

STRATEGY

     We believe that there are a number of potentially commercially viable hip-hop and rap artists whom are not signed by one of the large record labels. Since the number of artists vying for the attention of each of the major record labels exceeds the number of artists that they can properly evaluate, we believe that a substantial number of these artists are rejected with many of their demo tapes never being heard. For this reason, we believe that these rejections are not always a reflection of the artists' potential. We believe this provides an opportunity for an independent record label such as us to sign quality artists at an early stage in their careers and benefit from their future success.

     While most artists would most likely prefer to sign with one of the large record labels, we believe an increasing number of artists view independent labels not only as a second option, but are interested in negotiating a deal with an independent label because of the following:

     o    more overall creative control;

     o    production credit (more royalty points);

     o    artist's choice of producer;

     o greater flexibility (a record deal consisting of up to three commercial releases of music recordings to the public rather than a substantially larger record deal with a major label for up to seven commercial releases to the public);

     o    more attention and promotional support; and

     o successful release with an independent record label gives greater leverage to artist who may wish to later deal with a major record label.

     Our strategy will be to take advantage of these factors to attract hip-hop and rap artists who we believe have the potential for commercial success, particularly with people under 30 years of age.

     We intend to remain an independent record label and have no intentions of merging with or being acquired by one of the major record labels in the foreseeable future.

OUR APPROACH

     The four key responsibilities of Riddle Records are expected to include the production, manufacture, distribution and promotion of our artists' music. We intend to recruit and hire consultants and experienced personnel to aid in each of these areas.

     Production

     This is the process through which the artist records a master tape to be used in producing the album in formats such as compact discs and cassette tapes. As the record label representing an artist, our production responsibilities will include funding the rehearsal and recording studio time, in addition to presiding over the mixing and the mastering of the artist's master tape. We expect that the average production cost of any album would be approximately $5,000 to $50,000, which varies depending on the time an album takes to record, mix and master.

     Manufacture

     In this process, the master tape is used to create various formats of the album such as compact disc and cassette tape. All packaging, including artwork, liner notes and lyric sheets are inserted during the manufacturing stage. We expect to contract with third parties for the manufacture of our artists' albums. We intend to enter into agreements with distributors who will bear the manufacturing costs of our artists' products in exchange for a percentage of sales of those products. This percentage is typically between 10% and 30%, depending on the marketing and promotion costs that the distributor agrees to pay. This is a typical arrangement between distributors and independent record labels in the music industry, and as a result, there will be no material cost to us regarding manufacture.

     Distribution

     We intend to initially utilize independent distributors to distribute our artists' products to retail locations. Use of an independent distributor is substantially less expensive than distribution through major record labels. As a result, there will be no material costs to us regarding distribution. Distribution companies take a percentage from each sale in exchange for performing the logistical work required to place recorded products into mass merchandisers, record chains, independent record stores and other retailers.

     If our artists become commercially accepted, we may utilize a major record label company to further distribute our artists' products. Major label distribution is generally more expensive than utilizing independent distributors but is more effective due to more complete coverage of the consumer market.

     We expect to set up a website, thus ensuring an online presence, which can be used as an informational resource to promote our artists and their music, as well as potentially for e-commerce sales of their recorded products. Another alternative for us would be to sell our artist's products on third-party retail websites.

     Promotion

     Our philosophy is that every promotional effort we perform on behalf of our artists will be for the purpose of selling their records. We expect to fulfill this philosophy by focusing our efforts on promoting our artists to a target market of people under 30 years of age through their live performances to help generate record sales. We expect that the average promotion cost of any album would be approximately $2,500 to $20,000.

     We will initially concentrate our promotion efforts towards increasing sales of our recording artists' albums in the areas in which they perform live in concert. We believe that the shows should provide an opportunity to promote and sell the performing artists' albums at the concert venues and in the related cities, while also allowing for cross-promotion and sales of our other artists' albums that share a similar genre of music.

     We will also promote our artists and their music using a variety of marketing vehicles which may include music videos, print advertising, radio and/or television advertising, radio airplay, in-store appearances by artists, retail displays and product giveaways.

CLIENTS

     We do not have any clients to date, although we expect to focus on acquiring between two and five artists as clients as part of our plan of operations for the next 12 months.

COMPETITION

     The record label industry is largely dominated by five companies who collectively manufacture and distribute and supply the substantial portion of the music of more than 200 large record labels to the domestic market. These five companies are (1) Universal Music Group, (2) Sony Music Entertainment, (3) EMI Group, (4) Warner Brothers Music and (5) BMG Entertainment, which through the large record labels account for approximately 80% of domestic music sales. The remaining 20% of the U.S. music market is shared by approximately 2,500 independent record labels with whom we directly compete for musical talent. Due to the large number of independent record labels that exist, we are not aware of any specific independent record label with significant market share to warrant consideration as a direct competitor, but competition is fierce among all of the independent record labels as well as with the large record labels.

     The market for the promotion and distribution of music is extremely competitive and rapidly changing. We face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the recorded music business have more substantial competitive advantages than we have, including:

     o    longer operating histories;

     o    significantly greater financial, technical and marketing resources;

     o    greater brand name recognition;

     o    better distribution channels;

     o    larger client bases of artists; and

     o    more popular content or artists.

INTELLECTUAL PROPERTY

     Our business, like that of other companies involved in recorded music will rely on ownership, control and exploitation of musical works and sound recordings. While we do not currently hold any intellectual property rights, phonographic master rights inclusive of the sound recordings expected to be produced by our artists will be protected under applicable domestic and international copyright laws.

     Although circumstances may vary, rights and royalties relating to a particular recording typically operate as follows: when a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the record company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to the music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. For songs that will be recorded by our clients in the future, we would obtain the rights to reproduce such songs on formats such as compact disc or cassette tape from the music publishers. The manufacture and sale of a compact disc, cassette tape or other sound carrier would result in royalties being payable by us to the publishing company at industry agreed upon or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by us to the recording artist for the use of the recording.

     We operate in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy," dissemination of recordings over the internet for free, and by home taping for personal use. We will rely on existing copyright laws to prevent unauthorized reproduction and distribution of recordings expected to be produced by our artists. However, existing copyright laws afford only limited protection. Policing unauthorized use of these recordings will be difficult and music piracy is expected to be a persistent problem, especially in certain international markets. We are aware that unauthorized copying occurs within our industry and if a significant amount of unauthorized copying of our recordings were to occur, our business would be harmed. In addition, the laws of some countries in which our recordings may be distributed either do not protect our recordings and intellectual property rights to the same extent as the laws of the United States, or these laws are weakly enforced. Legal protection of our rights may be ineffective in these countries, and as we utilize emerging technologies, such as the Internet and online services, our ability to protect our intellectual property rights is expected to become more difficult. In addition, intellectual property laws are less clear with respect to such emerging technologies. Accordingly, existing intellectual property laws may not provide adequate protection to our recordings that are disseminated in connection with emerging technologies.

     Priority and enforceability of intellectual property rights can be difficult to verify. If we violate third-party proprietary rights, including but not limited to any potential infringement resulting from our use of "Riddle Records" as our company name, we cannot assure you that we would be able to arrange licensing agreements or other satisfactory resolutions on commercially reasonable terms, if at all. Any claims, made either by us or against us, related to the infringement of third party proprietary rights could result in the expenditure of significant financial and managerial resources and/or injunctions preventing us from providing services. Such claims could severely harm our operations and ability to compete, particularly if our name becomes recognizable in the entertainment industry, as well as harm our financial position.

EMPLOYEES

     As of June 30, 2004, we have two employees, Jacques Tizabi, who is our Chief Executive Officer and President, and Ali Moussavi, who is our Secretary and Treasurer. Messrs. Tizabi and Moussavi each expect to devote at least 10 hours per week on our business. We also utilize outside consultants and advisors from time to time to provide various services, including Malik Miller and Arthur Bernstein, who as music and entertainment law consultant and as head of operations, respectively, provide expertise in the areas of music and entertainment law, Amir Ettehadieh who scouts music talent and does promotional work, and Sohrab Ghodoosi who actively recruits talent as an artist and repertoire representative. These persons work under informal advisory relationships. Mr. Miller has more than five years of experience in music and entertainment law, and he has most recently worked as an independent legal consultant to various companies, as in-house counsel to D&D Studios, which is a music and entertainment studio, and as an attorney at the law firm of Manatt, Phelps & Phillips, LLP. Mr. Bernstein also has more than fifteen years of expertise in music and entertainment law, and his most recent experience includes working as an independent legal consultant to various companies and as Executive Vice President of The Producers Entertainment Group, which was a production company. Relevant experience of each of Messrs. Ettehadieh and Ghodoosi includes extensive networking and development of contacts within the music and entertainment industry and the completion of coursework through UCLA Extension that focuses on the business aspects of the music and entertainment industry. Mr. Ettehadieh also serves as director of research and development for Universal Detection Technology (OTCBB:UDTT), which is an SEC reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, Randall Murchison and Jo D. Jonz are two artist and repertoire (A&R) advisors providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists. Mr. Murchison is well-known and very involved with the hip-hop scene in Los Angeles, including having organized numerous hip-hop and rap showcases through his Music & Strength Workshop. He has also produced, edited and marketed music, video and graphics. Mr. Jonz is well-known in the rap music scene in Los Angeles, he has written and produced music, and he has performed at many clubs in Los Angeles. We expect to hire additional employees as needed in the future as our infrastructure grows. None of our employees are represented by a labor union. We consider our employee relations to be good.

RISK FACTORS

     In addition to the other information in this annual report on Form 10-KSB, the following factors should be considered in evaluating us and our business.

                     RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.
--------------------------------------------------------------------------------
     We will need to raise additional funds in order to satisfy our future liquidity requirements. We currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures through December, 2004. However, we may require additional funds earlier to the extent our level of operations significantly expands. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings. Current market conditions present uncertainty as to our ability to secure additional financing. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create substantial doubt about our ability to implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

We have experienced operating losses since our inception and our independent auditors report expresses substantial doubt concerning our ability to continue operations as a going concern.
--------------------------------------------------------------------------------
     We have earned no revenue since our inception and have incurred a net loss of $109,502 from inception through June 30, 2004. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated August 30, 2004, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

It is difficult to evaluate our business and prospects because we have a limited operating history.
--------------------------------------------------------------------------------
     Although we were incorporated in August 2001, we are a development stage company and have had no significant operations to date. Because we have a limited operating history, it is difficult to accurately predict whether and when we will generate any revenue or to evaluate our future prospects and an investment in our Class A common stock. Our prospects are uncertain and must be considered in light of the risks, expenses and difficulties frequently encountered by independent record labels in the early stages of development.

Our operating results may prove unpredictable, and, if a market for our Class A common stock develops, our Class A common stock price may decrease or fluctuate significantly.
--------------------------------------------------------------------------------
     Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If a market for our Class A common stock develops and our operating results fluctuate negatively in any future quarter, the trading price of our Class A common stock may fall significantly. Factors that may cause our operating results to fluctuate significantly include the following:

     o our ability to generate enough working capital from future equity sales;

     o    our ability to recruit and retain new artists;

     o the level of commercial acceptance by the public of the music offerings of our artists;

     o the long-term commercial success of our artists and their songs with the public;

     o    the timing and success of our promotions of our artists;

     o fluctuations in the levels of consumer purchasing activity relating to the purchase of recorded music;

     o the level of commercial success achieved by new music and new music products introduced by us or by our competitors;

     o our ability to enter into joint venture distribution and promotion agreements, which reduce our risk in investing in new unproven artists;

     o fluctuations in the demand for recorded music sales and products associated with music and other entertainment events;

     o extensive competition in the music industry, including direct competition for talent from major recording labels, substantially all of which have significantly greater capital resources and infrastructure than we have;

     o the general threat to the music industry posed by the dissemination of free music over the internet;

     o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

     o general economic conditions and economic conditions specific to the music industry.

     We expect that we will experience seasonality in our business, reflecting traditional retail seasonality patterns affecting sales of recorded music. Sales in the traditional retail music industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. However, to date, our limited operating history makes it difficult to ascertain the effects of seasonality on our business.

                          RISKS RELATED TO OUR BUSINESS

We are a development stage independent record label with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our ability to successfully generate revenue.
--------------------------------------------------------------------------------
     We operate as independent record label with no substantial tangible assets in a highly competitive industry. Our management has no significant experience in managing an independent record label. We have little operating history, no client base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

     o our business model and strategy are still evolving and are continually being reviewed and revised;

     o we may not be able to raise the capital required to develop our initial client base and reputation;

     o we may not be able to successfully implement our business model and strategy; and

     o    our management has not worked together for very long.

     We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

If we are initially unable to attract new artists to our label, we will not succeed in our business plan, and even if we are initially able to attract new artists, we will be dependent on their success with us to sign additional new artists.
--------------------------------------------------------------------------------
     We have not signed any artists and may not be successful in signing any artists. In order to attract and sign our initial artists, we will need to overcome the fact that we are a start-up independent record label with no experience in the industry. Artists may be unwilling to be associated with our company because of our lack of expertise and lack of brand name. Even if we do attract initial artists, in order for us to sign additional new artists, any principal artists that we initially sign must remain with us, become popular with our customers and thereafter sustain their popularity. Our business would be adversely affected by:


     o our inability to recruit new artists with commercial promise and to enter into production and promotional agreements with them;

     o    the loss of popularity of any artists that we may sign;

     o increased competition to maintain relationships with any artists that we may sign;

     o    non-renewals of current agreements with any artists that we may sign;
          and

     o poor performance or negative publicity of any artists that we may sign.


If we are not successful in promoting any artists that we may sign, we will be unable to successfully generate revenue.
--------------------------------------------------------------------------------
     We expect that any future revenues will be primarily derived from a specified percentage of the income generated by any artists that we may sign so, to operate successfully, we must attract and retain highly qualified artists as clients. We face intense competition for qualified personnel in the entertainment industries, and any clients that we may sign will face intense competition in achieving success and steady income generation in these industries. If we are unable to successfully promote our clients, we will not generate revenues.

If our music offerings are not commercially successful, we will be unable to successfully generate revenue.
--------------------------------------------------------------------------------
     We expect a significant amount of our revenue to come from the production and distribution of records, as well as the use of our artists' music in feature films and television programs. The success of these music offerings depends primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a record, feature film or television program depends on consumer taste, the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Because we expect the popularity of our music offerings to be a significant factor driving the growth of our company, if we fail to produce records with broad consumer appeal, we will be unable to successfully generate revenue.

The music industry is extremely competitive and we may not be able to compete successfully against other record labels, both large and small, for both artists and the public's attention.
--------------------------------------------------------------------------------
     The market for the promotion and distribution of music is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the recorded music business have more substantial competitive advantages than we have, including:

     o    longer operating histories;

     o    significantly greater financial, technical and marketing resources;

     o    greater brand name recognition;

     o    better distribution channels;

     o    larger client bases of artists; and

     o    more popular content or artists.

     Our competitors may be able to respond more quickly to new or emerging technologies and changes in the public's musical tastes and devote greater resources to identify, develop and promote artists, and distribute and sell their music offerings than we can.

Our success depends in large part on our current key personnel and our ability to attract and retain additional key personnel, which we may or may not be able to do.
--------------------------------------------------------------------------------
     Our success depends largely on the skills, experience and reputation of our president, Jacques Tizabi and our director, Ali Moussavi, and the contacts that they each have with a number of music and entertainment industry professionals. Additionally, we hope to attract additional key personnel who can contribute to our success in various ways. The loss or unavailability of either Messrs. Tizabi or Moussavi for any significant period of time, and/or our inability to attract additional key personnel could have a material adverse effect on our ability to conduct our business. We do not have any employment agreements with any of our officers, directors or employees.

The members of our management team have limited experience in leadership roles in the music industry or in a public company and may be unable to successfully lead us to profitability.
--------------------------------------------------------------------------------
     We cannot assure you that our management team will be able to successfully lead an independent record label. Our officers have limited significant experience in this industry. We have not signed any artists and may not be successful in signing any. The failure of our management team to adequately handle these challenges would have a material adverse effect on our ability to conduct our business.

Unless our artists develop a strong brand identity, our business may not grow and our financial results may suffer.
--------------------------------------------------------------------------------
     We believe that historical growth and brand recognition are important factors not only in persuading artists to choose us as their record label, but also in our ability to effectively utilize the dominant marketing resources in the music industry (radio, public relations, trade publications, etc.). We believe that our ability to promote and strengthen our brand will be critical to attracting artists and achieving widespread acceptance of their music. However, brand promotion activities may not yield revenues, and even if they do, any such revenues may not offset the expenses we incur in building our brand.

We may be liable to third parties for music and other content that is on the compact discs we will produce and distribute.
--------------------------------------------------------------------------------
     We may be liable to third parties for the content on the compact discs that we expect to distribute:

     o if the music, text, graphics, or other content on our compact discs violates their copyright, trademark, or other intellectual property rights;

     o if our artists violate their contractual obligations to others by providing content on our compact discs; or

     o if anything on our compact discs is deemed obscene, indecent or defamatory.

     We will attempt to minimize these types of liability by requiring representations and warranties relating to our artists' ownership of and rights to distribute and submit their music and by taking related measures to review content on our compact discs. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business.

Many of our anticipated artist agreements are expected to be short-term and we will face the risk of losing them to competitors with greater resources.
--------------------------------------------------------------------------------
     We believe that our future success will depend in large part upon our ability to maintain any anticipated artist agreements. If we become unable to provide valuable services to any artists that we may sign, or if we otherwise fail to maintain good relations with such artists, they may elect to terminate their agreements with us when their contractual term expires, or they may elect not to renew their agreements with us. We expect that our agreements with many artists will have a term of only one year, and these artists will have the option of electing whether or not to renew their contracts on a year-to-year basis. If an artist elects to terminate his or her agreement with us, we would not necessarily earn any revenues from recordings, tours other commercial properties, which we have not produced during the term of our relationship. In addition, if we cannot provide adequate incentives for these artists to remain with us, our efforts to sign new artists will be impaired. Furthermore, historically, when recording artists have achieved substantial commercial success they have sought to renegotiate the terms of their recording agreements. This may adversely effect our future profitability with respect to such artists.

If we have difficulty enforcing our intellectual property right our future profitability may suffer.
--------------------------------------------------------------------------------
     The decreasing cost of electronic equipment and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue is expected to come from the sale of audio and audiovisual products potentially subject to unauthorized copying. Similarly, advances in Internet technology have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. While we do not currently hold any intellectual property rights, intellectual property rights to information that is potentially subject to widespread, uncompensated dissemination on the Internet is expected to represent a substantial portion of our market value. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor, or if we fail to develop effective means of protecting our intellectual property or entertainment-related products and services, our future profitability may suffer.

                     RISKS RELATED TO OUR CAPITAL STRUCTURE

The control by our majority stockholders, and their disparate voting rights, may make certain transactions impossible without the approval of these majority stockholders.
--------------------------------------------------------------------------------
     We are controlled by Jacques Tizabi and Ali Moussavi, who beneficially own 57.8% of our Class A common stock and 100% of our outstanding Class B common stock (or approximately 73.2% of our outstanding capital stock). The holders of Class A common stock and Class B common stock have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders. As a result, Messrs. Tizabi and Moussavi hold approximately 93.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Tizabi and Moussavi will be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions, and will also have control over our management and affairs. As a result of such control, certain transactions may not be possible without the approval of Messrs. Tizabi and Moussavi, including proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of Class A common stock. The differential in the voting rights could adversely affect the value of the Class A common stock to the extent that investors or any potential future purchaser of our company view the superior voting rights of the Class B common stock to have value.

Some provisions of our articles of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
--------------------------------------------------------------------------------
     Some of the provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

     For example, our articles of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding or will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our Class A common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

     In addition, Messrs. Tizabi's and Moussavi's substantial beneficial ownership position, together with the authorization of preferred stock, the disparate voting rights between the Class A and Class B common stock, and the lack of cumulative voting in the Company's Certificate of Incorporation and Bylaws, may have the effect of delaying, deferring or preventing a change in control of our company, may discourage bids for our Class A common stock at a premium over the market price of the Class A common stock and may adversely affect the market price of our Class A common stock.

                    RISKS RELATED TO OUR CLASS A COMMON STOCK

Since our Class A common stock has never been traded, prices for our Class A common stock may decline after the offering and investors may have difficulty selling their securities.
--------------------------------------------------------------------------------
     There is no public market for our Class A common stock and we cannot assure you that a market will develop or that any stockholder will be able to liquidate his investment without considerable delay, if at all. Neither we nor our selling stockholders have engaged an underwriter for this offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our Class A common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. The market price of our Class A common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

     o    variations in our quarterly operating results;

     o    changes in securities analysts estimates of our financial performance;

     o changes in general economic conditions and in the music retailing industry;

     o    changes in market valuations of similar companies;

     o announcements by us or our competitors of significant new contracts with artists, acquisitions, strategic partnerships or joint ventures, or capital commitments;

     o loss of a major artist, partner or joint venture participant or the failure to effectively exploit the catalogs of our musicians; and o the addition or loss of key managerial and creative personnel.

     The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

There is a substantial number of shares eligible for future sale which could adversely affect the price of our Class A common stock.
--------------------------------------------------------------------------------
     The sales of substantial amounts of our Class A common stock in the public market or the prospect of such sales could materially and adversely affect the market price of our Class A common stock. Jacques Tizabi and Ali Moussavi, who each beneficially own 6,000,000 shares of our Class A common stock and 6,000,000 shares of our Class B common stock, have received certain registration rights to sell shares of Class A common stock held by them and issuable upon conversion of their shares of Class B common stock in the public market. We also intend to register the shares of our Class A common stock reserved for issuance pursuant to our Stock Option Plan.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in Riddle Records.
--------------------------------------------------------------------------------
     We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our Class A common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company.

              OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE
                 ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

     Any statements in this Form 10-KSB about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," "outlook" and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from the results expressed in the statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Form 10-KSB. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-KSB. Among the key factors that have a direct impact on our results of operations are:

     o the risks and other factors described under the caption "Risk Factors" in this report;

     o    general economic and business conditions;

     o    entertainment and music industry trends;

     o our assumptions about customer acceptance, overall market penetration and competition within the music industry;

     o    our actual funding requirements; and

     o    availability, terms and deployment of capital.

     Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 2. PROPERTIES

     We currently do not own or lease any property. As of February 2004, we moved our corporate headquarters to 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California, an office space leased by Astor Capital, Inc., a company owned by our Directors. We are occupying the office space rent-free until a sub-lease agreement is entered into with Astor Capital. We believe that this space is adequate for our current needs and plan to lease property as our business demands require in the future.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings with respect to us or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     As of the date of this filing, there is no public trading market for our Class A or Class B common stock. Although we intend to apply to have our Class A common stock cleared for trading on the NASD Over-The-Counter Bulletin Board (OTCBB), and we have pursued discussions with a market maker regarding a public trading market for our Class A common stock, no market maker has filed on our behalf a Form 211 Application with the NASD OTC Compliance Unit, as of the date of this filing, nor do we have a proposed symbol. There is no assurance that when and if listing is applied for on the OTCBB that we will be granted one, or if we are granted a listing, that any market for our Class A common stock will develop.

     As of September 30, 2004, there were approximately 30 shareholders of record. This figure does not include beneficial owners who hold shares in nominee name. Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

DIVIDENDS

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our Class A common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with our organization in August, 2001, 25,000 restricted shares of our common stock (pre-split) were issued for $250 to each of Jacques Tizabi and Ali Moussavi, each of whom is an accredited investor and is an officer and director of our company.

     In July 2003, 416.667 shares of our common stock (pre-split) were issued for $200 to each of Amir Ettehadieh and Nima Montazeri. The shares were issued in exchange for services provided to our company. Each of these individuals were accredited investors and the transaction was conducted in full compliance with the requirements of Rule 506 of Regulation D under the Securities Act of 1933 (the "Securities Act"). No general solicitation, offering or sale was conducted in connection with the issuance of shares. No finders or broker-dealers were used in connection with this offering, and all investors were friends and/or family of the founders. All investors had access to information about the company, and all were sophisticated investors or had access to advisors as necessary. The company ensured that all investors were aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act, or an exemption therefrom. The company exercised reasonable inquiry to determine that the investor was acquiring the securities for himself or for other persons, executed written subscription agreements prior to sale notifying each investor that the securities have not been registered under the Act or unless an exemption from registration is available, and ensured that a legend was placed on the certificate or other document that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities.

     Between July and October 2003, an aggregate of 624.479 restricted shares of our common stock (pre-split) were issued for $29,975 to 15 investors pursuant to a private placement offering under Section 4(2) and Rule 506 of Regulation D under the Securities Act. The investors were Kathy Mary Thompson, John David Vaugh, Cecil Cousley, Declan Bennet, Robert Forster, Sheila Deen, Jan Derycke, David Lee, David Clark, Mats Leksell, David Wheatcroft, Bjorn Engblom, Katherine Glass, Andrew Whiting and Robert Burgess. All investors were accredited investors and the transaction was conducted in full compliance with the requirements of Regulation D. No general solicitation, offering or sale was conducted in connection with the issuance of shares, and all investors were friends and/or family of the founders. All investors had access to information about the company, and all were sophisticated investors or had access to advisors as necessary. The company ensured that all investors were aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act of 1933, as amended, or an exemption therefrom. The company exercised reasonable inquiry to determine that the investor was acquiring the securities for himself or for other persons, executed written subscription agreements prior to sale notifying each investor that the securities have not been registered under the Act or unless an exemption from registration is available, and ensured that a legend was placed on the certificate or other document that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities. Placement agent fees of approximately $3,000 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

     In September 2003, we issued an aggregate of 16,666.667 shares of restricted common stock (pre-split) for $16,000 to eight investors pursuant to a private placement offering. This transaction was conducted as a private placement under Section 4(2) and Rule 506 of Regulation D under the Securities Act. All investors were accredited investors, and the transaction was conducted in full compliance with the requirements of Regulation D. All investors are currently identified as the selling stockholders in this prospectus. No general solicitation, offering or sale was conducted in connection with the issuance of shares. All investors had access to information about the company, and all were sophisticated investors or had access to advisors as necessary. The company ensured that all investors were aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act, or an exemption therefrom. The company exercised reasonable inquiry to determine that the investor was acquiring the securities for himself or for other persons, executed written subscription agreements prior to sale notifying each investor that the securities have not been registered under the Securities Act or unless an exemption from registration is available, and ensured that a legend was placed on the certificate or other document that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and sale of the securities. The decision to register the securities and create a public trading market was made by the company, not the investors, and was not an inducement in the purchase of the securities. Placement agent fees of $1,599 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

     In November 2003, 23.958 restricted shares of our common stock (pre-split) were issued for $1,150 to one investor, Pembrooke Partners, pursuant to a private placement offering under Section 4(2) and Rule 506 of Regulation D under the Securities Act. The investor was an accredited investor and the transaction was conducted in full compliance with the requirements of Regulation D. No general solicitation, offering or sale was conducted in connection with the issuance of shares. The investor had access to information about the company, and was a sophisticated investor or had access to advisors as necessary. The company ensured that the investor was aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act of 1933, as amended, or an exemption therefrom. The company exercised reasonable inquiry to determine that the investor was acquiring the securities for himself or for other persons, executed a written subscription agreement prior to sale notifying the investor that the securities have not been registered under the Act or unless an exemption from registration is available, and ensured that a legend was placed on the certificate or other document that evidences the securities stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities. Placement agent fees of approximately $115 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

     In November 2003, we effected a 480-for-1 stock split of our common stock.

     Pursuant to an amendment to our articles of incorporation effected by us in November 2003, we effected a recapitalization whereby we authorized two new classes of common stock, Class A common stock and Class B common stock. Pursuant to the recapitalization, shares of common stock held by each of Jacques Tizabi and Ali Moussavi were converted into 6,000,000 shares of our Class A common stock (post-split), and 6,000,000 shares of our Class B common stock (post-split). All other shares of common stock were converted into shares of our Class A common stock. The Class A common stock and the Class B common stock have identical rights other than with respect to voting, conversion and transfer. The Class A common stock is entitled to one vote per share while the Class B common stock is entitled to ten votes per share on all matters submitted to a vote of stockholders. The shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a share-for-share basis. In addition, shares of Class B common stock are automatically converted into a like number of shares of Class A common stock upon any transfer to any person or entity which is not a permitted transferee (as defined in our articles of incorporation).

     In January 2004, we issued an aggregate of 50,000 shares of restricted common Stock for gross proceeds of $5,000 to one investor, Pembrooke Partners, pursuant to a private placement offering. This transaction was conducted as a private placement in full compliance with the requirements of Regulation S promulgated under the Securities Act. Pembrooke Partners is not a "U.S. Person" as defined in Regulation S. Christoffe Oriac has investment power and voting control over securities held by Pembrooke Partners. Mr. Oriac is resident in Zurich, Switzerland and, thus, is not a U.S. Person. The offer and sale of these shares was made outside the United States, as defined in Regulation S, and no offer or sale of these shares was made in the United States. Pembrooke Partners signed a representation letter acknowledging that it is not a U.S. Person and is not acquiring these shares for the account or benefit of any U.S. Person or is a U.S. Person who purchased these shares in a transaction that did not require registration under the Securities Act. Pembrooke Partners agreed to sell these shares only in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from such registration; and agreed not to engage in hedging transactions with regard to these shares unless in compliance with the Securities Act. The stock certificate evidencing these shares contains a legend to the effect that transfer of such shares is prohibited except in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from such registration; and that hedging transactions involving such shares may not be conducted unless in compliance with the Securities Act. The investor had access to information about the company, and was a sophisticated investor or had access to advisors as necessary. The company ensured that the investor was aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act, or an exemption therefrom. The decision to register the securities and create a public trading market was made by the company, not the investor, and was not an inducement in the purchase of the securities. Placement agent fees of $500 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

     In April 2004, we issued an aggregate of 10,000 shares of restricted common Stock for gross proceeds of $5,000 to one investor, Mark Ashley Shepperson, pursuant to a private placement offering. This transaction was conducted as a private placement in full compliance with the requirements of Regulation S promulgated under the Securities Act. The investor had access to information about the company, and was a sophisticated investor or had access to advisors as necessary. Mr. Shepperson is resident in the United Kingdom and, thus, is not a "U.S. Person" as defined in Regulation S. The offer and sale of these shares was made outside the United States, as defined in Regulation S, and no offer or sale of these shares was made in the United States. Mr. Shepperson signed a representation letter acknowledging that he is not a U.S. Person and is not acquiring these shares for the account or benefit of any U.S. Person or is a U.S. Person who purchased these shares in a transaction that did not require registration under the Securities Act. Mr. Shepperson agreed to sell these shares only in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from such registration; and agreed not to engage in hedging transactions with regard to these shares unless in compliance with the Securities Act. The stock certificate evidencing these shares contains a legend to the effect that transfer of such shares is prohibited except in accordance with Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from such registration; and that hedging transactions involving such shares may not be conducted unless in compliance with the Securities Act. The investor had access to information about the company, and was a sophisticated investor or had access to advisors as necessary. The company ensured that the investor was aware that the securities acquired in the transaction were restricted, and cannot be resold without registration under the Securities Act, or an exemption therefrom. The decision to register the securities and create a public trading market was made by the company, not the investor, and was not an inducement in the purchase of the securities.

     As of June 30, 2004, there were 20,771,250 shares of Class A common stock (post-split) and 12,000,000 shares of our Class B common stock (post-split) issued and outstanding. Other than the fact that shares of our Class B Common Stock are convertible into shares of our Class A Common Stock as described above, there are no issued and outstanding debt or equity securities of any type or class other than the Class A and Class B common stock. None of the Class A and Class B common stock issued have any convertible or other unique features, and contain all and only those characteristics identified in our discussion entitled "Description of Securities - Common Stock." There are 27 individual stockholders of our Class A common stock, two of which are also individual holders of our Class B common stock, without aggregating family or related party units.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-KSB.

     This annual report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

     Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2002. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under "Risk Factors" and elsewhere in this quarterly report.

     Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

OVERVIEW

     We were incorporated in Nevada in August 2001 and recently established our company as an independent record label to capitalize on the growth of the music industry and that of the "hip-hop" and rap genres in particular. By identifying and representing new, high-potential artists in these categories, our primary objective will be to successfully introduce these artists to large audiences and create a loyal following from fans. As a record label, Riddle Records expects to be directly involved in every stage of developing the careers of our artists. The four key responsibilities of Riddle Records will include the production, manufacturing, distribution and promotion of our artists' music.

     We have a limited operating history, no client base and no revenue to date. Our specific plan of operations for the next 12 months is based primarily on the development of our business, including our brand name within the music industry, and the signing of our initial artists. During the next 12 months, we plan to focus on acquiring two to five artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $275,000 over the next 12 months to maintain our business. Of this amount, approximately $25,000 will be spent on rent for a sub-lease for office space expected to be entered into with Astor Capital within the next six months and possibly for studio rental time as part of the production costs for the artists that we sign as clients, $125,000 on general and administrative costs (which includes legal and other professional costs including the costs of this offering), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we acquire as clients and $20,000 for consultant and advisory fees. We expect that these amounts will be sufficient to cover all of our anticipated costs including general and administrative expenses for the next 12 months, and we do not anticipate any other material operational costs for the next 12 months. Given the current lack of revenues, the lack of proceeds from this offering and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $275,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors -- Risks Related to Our Financial Results."

     We expect that our promotional efforts on behalf of our clients will primarily consist of the creation of electronic presentations of their projects and talent typically on compact disc or online, the distribution of these presentations to the appropriate parties in the music industry, the introduction of our clients to related industry decision-makers, and the making of personal presentations on behalf of our clients to prospective interested parties.

     During the next 12 months, we intend to focus our efforts on creating an awareness within the music industry of our business. While none of our existing directors or officers has prior business experience with a record label company, these persons have arranged informal advisory arrangements with a number of industry professionals who have agreed to afford our company access to their existing relationships in the music and entertainment industry. We have entered into an oral arrangement with Malik Miller, who is providing us consulting services in the areas of music and entertainment law for approximately $1,500 per month at our company's discretion. In addition, two artist and repertoire (A&R) advisors are providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists performing at showcases, clubs and other small venues. These A&R advisors are providing their services with the understanding that if we sign any artists that they introduce to us, they will receive compensation at a negotiated royalty rate on future sales of those artists' products. We have and intend to continue to market our business by generally making those in the music and entertainment industry aware of the services we will provide. Our marketing efforts undertaken to date include generating interest in our record label by word-of-mouth and passing out cards and other promotional materials and at concerts and other music events, and networking with other professionals at courses, seminars and other music and entertainment industry gatherings. Our goal is to build a database of industry participants through these advisory relationships and to thereafter build upon that database through referrals from existing

     After our initial marketing campaign, we anticipate that further marketing of our company will be conducted almost exclusively through word-of-mouth. During our first year of operations, we intend to start identifying clients that show promise but require our services to move forward, and clients that we determine are likely to generate recurring revenues. We intend to derive these initial clients from that pool of industry referrals and relationships referenced above. Following that, we anticipate using these initial clients to generate sufficient revenue to maintain our operating expenses.

     As discussed in our risk factors, we are engaged in a highly competitive environment. A continued slowness in the economy, as a result of terrorist attacks, market decline, the war in Iraq, or a combination thereof appears to have resulted in a general reduction in music industry. In addition, new technology, such as the ability of individuals to burn their own compact discs, rather than purchase new compact discs, has reduced the amount of revenue artists receive for their work. This may affect our revenue stream in projects in which we receive a percentage of the artist's revenue.

RESULTS OF OPERATIONS

     We are a development stage company. We have not generated any revenue since inception through June 30, 2004.

     Operating expenses from inception through June 30, 2004 is comprised of general and administrative fees of $106,505, and depreciation expenses of $960.

     We had a net loss for the period from inception through June 30, 2004 of $109,502.

LIQUIDITY AND CAPITAL RESOURCES

     We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of June 30, 2004 through the private sales of restricted Class A common stock to 28 accredited investors and received loans from our principal shareholders in the aggregate amount of $13,700 and from an unrelated party in the amount of $40,000. One loan for $3,700, which was recently extended for six months, bears interest at the rate of 5% per annum and is payable upon the sooner of October 7, 2004 or upon our company raising additional funding of more than $50,000. A second loan for $10,000 bears interest at 9% per annum and is due on June 5, 2005. On June 30, 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. Of these amounts, $46,000 has been used to date to pay professional fees secured in connection with this offering and $9,212 was paid as placement agent fees and loan fees to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

     As of June 30, 2004, we had approximately $2,518 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that primarily relate to the costs of this offering and the initial costs involved with the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. Depending on the number of artists that we sign as clients within the next 12 months, we anticipate being required to raise between $200,000 and $1,000,000 in order to satisfy future liquidity requirements. We will have to meet these liquidity requirements through public or private equity offerings or debt financings. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, sign and develop any artists and promote and produce any signed artists, respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our Class A common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create substantial doubt about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. If cash and cash equivalents, together with any cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rule 13a-14 of the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this annual report on Form 10-KSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed with the SEC under the Exchange Act.

(b)      Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements--Consolidated financial statements and schedules required to be filed hereunder are indexed on Page F-1 hereof.

(b)  Reports on Form 8-K -- None.

(c) Exhibits--The following exhibits are filed as part of this annual report on Form 10-K:

  Exhibit
  Number                             Description of Exhibit
------------   -----------------------------------------------------------------
3.1(a)         Articles of  Incorporation  (incorporated by reference to exhibit number 3.1(a) of the Registrant's  Registration Statement on Form
               SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003).

3.1(b) Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit number 3.1(b) of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003).

3.1(c) Certificate of Amendment to Articles of Incorporation (incorporated by reference to exhibit number 3.1(c) of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003).

3.2 Amended and Restated Bylaws (incorporated by reference to exhibit number 3.2 of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003).

10.1 2003 Stock Option, Deferred Stock and Restricted Stock Plan (incorporated by reference to exhibit number 10.1 of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003).

10.2 Promissory note dated as of April 21, 2004 by and between Jacques Tizabi and the Registrant (incorporated by reference to exhibit number 10.2 of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on April 21, 2004).

10.2(a) Amendment to note dated as of August 2, 2004 by and between Jacques Tizabi and the Registrant (incorporated by reference to exhibit number 10.2(a) of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on August 2, 2004).

10.3 Registration Rights Agreement dated as of April 21, 2004 by and between Messrs. Tizabi and Moussavi and the Registrant
               (incorporated by reference to exhibit number 10.3 of the Registrant's Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on April 21, 2004).

10.4 Promissory Note dated as of June 5, 2004 by and between Zebra Equities and the Registrant.

10.5 Promissory Note dated as of June 25, 2004 by and between Jacques Tizabi and the Registrant.

21.1           Subsidiaries of the Registrant

24.1           Power of Attorney (included on signature page).

31.1 Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32             Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2004 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on this 12th day of October, 2004.

        Riddle Records, Inc.


        By:     /s/ Jacques Tizabi
                -----------------------------
                Jacques Tizabi
                President


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacques Tizabi his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                        Title                         Date
------------------------   ----------------------------------   ----------------

/s/ Jacques Tizabi         President, Chief Executive Officer   October 12, 2004
------------------------
Jacques Tizabi             (Principal Executive Officer)
                           and Director


/s/ Ali Moussavi           Secretary, Treasurer and Director    October 12, 2004
------------------------
Ali Moussavi               (Principal Accounting Officer and
                            Principal Financial Officer)

                              RIDDLE RECORDS, INC.


                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                F-2

Balance Sheet                                                               F-3

Statements of Operations                                                    F-4

Statement of Changes in Stockholders' Equity (Deficit)                      F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-11

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Riddle Records, Inc.
Beverly Hills, California

We have audited the accompanying balance sheet of Riddle Records, Inc (a development stage company) as of June 30, 2004 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period then ended and for the period from Inception (August 8, 2001) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riddle Records, Inc. at June 30, 2004 and the results of its operations and its cash flows for each of the years in the two-year period then ended and for the period from Inception (August 8, 2001) to June 30, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ AJ. ROBBINS, P.C.
                                                   ----------------------------
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
August 30, 2004

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS
                                     ------
                                                                       June 30,
                                                                        2004
                                                                      ---------
CURRENT ASSETS:
   Cash                                                               $   4,518
   Prepaid loan fees                                                      3,667
   Film costs                                                            18,825
                                                                      ---------

      Total current assets                                               27,010

EQUIPMENT, net of accumulated depreciation of $960                        2,642
                                                                      ---------

                                                                      $  29,652
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                              $  34,079
   Accrued expenses payable to stockholder                                1,442
   Amounts due to related parties                                         1,300
   Note payable                                                          40,000
   Notes payable to stockholder                                          13,700
                                                                      ---------

      Total current liabilities                                          90,521
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock: 10,000,000 shares authorized,
     -0- issued and outstanding                                            --
   Class A Common Stock: 80,000,000 shares
     authorized, $.001 par value, 20,771,250 and
     issued and outstanding                                              20,771
   Class B Common Stock: 20,000,000 shares
authorized, $.001 par value, 12,000,000 shares
issued and outstanding                                                      250
   Additional Paid-in Capital                                            27,612
   (Deficit) accumulated during the development stage                  (109,502)
                                                                      ---------

      Total stockholders' equity (deficit)                              (60,869)
                                                                      ---------

                                                                      $  29,652
                                                                      =========

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                 Inception
                                                                                 (August 8,
                                                 Year Ended      Year Ended     2001) to June
                                                June 30, 2004   June 30, 2003     30, 2004
                                                ------------    ------------    ------------

EXPENSES:

General and administrative                      $    106,188    $        171    $    106,505
Depreciation and amortization                            720             240             960
                                                ------------    ------------    ------------

           Total expenses                            106,908             411         107,465

OTHER EXPENSE:

Loan fees                                                333            --               333
Interest expense                                         632            --               632
Interest expense, related party                          185              43             228
                                                ------------    ------------    ------------

           Total Other Expenses                        1,150              43           1,193
                                                ------------    ------------    ------------


(LOSS) BEFORE PROVISION FOR INCOME TAXES            (108,058)           (454)       (108,658)

Provision for income taxes, state                        844            --               844
                                                ------------    ------------    ------------

  NET (LOSS)                                    $   (108,902)   $       (454)   $   (109,502)
                                                ============    ============    ============


(Loss) per common share - basic and diluted     $ *             $ *
                                                ============    ============

Weighted average number of shares outstanding     30,863,593      24,000,000
                                                ============    ============

   * Less than $.01 per share

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                            [ SPLIT TABLE - SEE BELOW]
                             -----------------------



                                    Common Stock               Class A Common Stock       Class B Common Stock
                            ------------------------------    -----------------------    -----------------------
                               Shares            Amount         Shares       Amount        Shares        Amount
                            --------------    -------------   -----------    --------     ----------    ---------
Balance, August 8, 2001               ---     $     ---          ---         $   ---         ---         $  ---

Issuance of common
stock at $.00002 per
share, February 11,
2002                           24,000,000              500           ---         ---            ---          ---

Stock cancellation due
to recapitalization          (24,000,000)            (500)           ---         ---            ---          ---
Stock issuance due to
recapitalization                      ---              ---    12,000,000         250      12,000,000         250

Net (loss)                            ---              ---           ---         ---            ---          ---
                            --------------    -------------   -----------    --------     ----------    ---------


Balance, June 30, 2002                ---              ---    12,000,000         250      12,000,000         250

Class A Common  Stock
subscribed at  $.10
per share,  net of
offering  costs of
$1,998, June 27, 2003                 ---              ---           ---         ---            ---          ---
Net (loss)                            ---              ---           ---         ---            ---          ---
                            --------------    -------------   -----------    --------     ----------    ---------

Balance, June 30, 2003                ---              ---    12,000,000         250      12,000,000         250

Class A Common  stock
issued for  services
at  $.001 per share,
July 1, 2003                          ---              ---       400,000         400           ----          ---

Issuance of Class A
Common  Stock
subscribed, July 11,
2003                                  ---              ---       199,750      11,950            ---          ---

Issuance of Class A
Common  Stock at
$.002  per share, net
of offering  costs of
$1,599,  September
22, 2003                              ---              ---     8,000,000       8,000            ---          ---

Issuance of Class A
Common  Stock at $.10
per share, net  of
offering  costs of
$1,615, various                       ---              ---       161,500         161            ---          ---
Class A Common  Stock
at $.50  per share,
net  of offering
costs of $4,180,
April 8, 2004                         ---              ---        10,000          10            ---          ---

Net (loss)                            ---              ---           ---         ---            ---          ---
                            --------------    -------------   -----------    --------     ----------    --------- --


Balance, June 30, 2004              ---        $  ---          20,771,250    $  20,771      12,000,000     $ 250
                            ===========       ===========     ===========    ==========     ==========    =========

[SPLIT TABLE]
-------------

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        [ SPLIT TABLE - CONTINUED BELOW]


                                                            (Deficit)
                                                           Accumulated
                           Additional       Common           during            Total
                           Paid-In          Stock         Development      Stockholders'
                            Capital       Subscribed          Stage         Equity(Deficit)
                           ----------     ------------     ------------     -------------
Balance, August 8, 2001     $  ---         $  ---           $ ---           $    ---

Issuance of common
stock at $.00002 per
share, February 11,
2002                             ---              ---              ---               500

Stock cancellation due
to recapitalization              ---              ---              ---             (500)
Stock issuance due to
recapitalization                 ---              ---              ---               500

Net (loss)                       ---              ---            (146)             (146)
                           ----------     ------------     ------------     -------------


Balance, June 30, 2002           ---              ---            (146)               354

Class A Common  Stock
subscribed at  $.10
per share,  net of
offering  costs of
$1,998, June 27, 2003            ---           17,977              ---            17,977
Net (loss)                       ---              ---            (454)             (454)
                           ----------     ------------     ------------     -------------

Balance, June 30, 2003           ---           17,977            (600)            17,877

Class A Common  stock
issued for  services
at  $.001 per share,
July 1, 2003                     ---              ---              ---               400

Issuance of Class A
Common  Stock
subscribed, July 11,
2003                           6,027         (17,977)              ---               ---

Issuance of Class A
Common  Stock at
$.002  per share, net
of offering  costs of
$1,599,  September
22, 2003                       6,401              ---              ---            14,401

Issuance of Class A
Common  Stock at $.10
per share, net  of
offering  costs of
$1,615, various               14,374              ---              ---            14,535
Class A Common  Stock
at $.50  per share,
net  of offering
costs of $4,180,
April 8, 2004                    810              ---              ---               820

Net (loss)                       ---              ---        (108,902)         (108,902)
                           ----------     ------------     ------------     -------------


Balance, June 30, 2004       $ 27,612       $   ---          $ (109,502)      $ (60,869)
                             ==========     ============     ============     =============


                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                           From Inception
                                                            For the Year    For the Year  (August 8, 2001)
                                                               Ended           Ended            to
                                                              June 30,        June 30,        June 30,
                                                               2004             2003            2004
                                                            ------------    ------------    ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                  $   (108,902)   $       (454)   $   (109,502)
Adjustments to reconcile net (loss) to net cash
   (used in) operations:
      Depreciation                                                   720             240             960
      Class A Common Stock issued for services                       400            --               400
     Changes in operating assets and liabilities:
        (Increase) in prepaid loan fees                           (3,667)           --            (3,667)
        (Increase) in amounts due to related
             parties                                                (998)           --              (698)
        Increase in accounts payable and accrued expenses         34,079            --            34,079
        Increase in accrued expenses, related party                1,399              43           1,442
                                                            ------------    ------------    ------------

           Net cash (used in) operating activities               (76,969)           (171)        (76,986)
                                                            ------------    ------------    ------------

CASH FLOWS (TO) INVESTING ACTIVITIES:

     Investment in film costs                                    (18,825)           --           (18,825)
     Purchase of equipment                                          --            (3,602)         (3,602)
                                                            ------------    ------------    ------------

           Net cash (used in) investing activities               (18,825)         (3,602)        (22,427)
                                                            ------------    ------------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from the sale of common shares                         57,125            --            57,625
  Payment of offering costs                                       (7,394)           --            (7,394)
  Proceeds from note payable                                      40,000            --            40,000
  Proceeds from note payable to stockholder                       10,000           3,700          13,700
                                                            ------------    ------------    ------------

           Net cash provided by financing activities              99,731           3,700         103,931
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                    3,937             (73)          4,518

CASH, BEGINNING OF PERIOD                                            581             654            --
                                                            ------------    ------------    ------------

CASH, END OF PERIOD                                         $      4,518    $        581    $      4,518
                                                            ============    ============    ============

OTHER NONCASH FINANCING ACTIVITIES:
   Common stock subscriptions                               $       --      $     19,975    $     19,975
                                                            ============    ============    ============

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------
Riddle Records, Inc. (the "Company") (a development stage company) was incorporated on August 8, 2001 under the laws of the State of Nevada to engage in business as an independent record label that was established to capitalize on the growth of the music industry and that of the "hip-hop" and "rap" genres in particular. The fiscal year end is June 30. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company had initially authorized 500,000 shares of no par value Common Stock. In October 2003, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing an increase in the authorized Common Stock to 100,000,000 shares, a par value of $.001 to the Common Stock, and a 480 for 1 forward stock split of the outstanding Common Stock. All per share amounts and number of shares outstanding in this report have been restated for the stock split. The Board of Directors also authorized 10,000,000 shares of Preferred Stock.

In November 2003, the Board of Directors approved an amendment to the Articles of Incorporation, eliminating the previously authorized Common Stock and replacing it with 80,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. Each outstanding share of Common Stock was converted to one share of Class A Common Stock except for the shares owned by the Company's Directors, each share of which was converted to one half share of Class A Common Stock and one half share of Class B Common Stock.

Going Concern and Plan of Operation
-----------------------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to raising investment capital. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company entered into a letter of intent with NT Media of California ("NT"), a related party entity, dated September 11, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be in the form of a promissory note due on or before December 31, 2005. The company believes that it will be able to exploit the results and proceeds of the Project in the distribution of the "direct to DVD". The Company believes that it is too soon to project total sales related to the Project.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments and Concentrations of Credit Risk
-------------------------------------------------------
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company maintains all cash in bank accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

The Company's cash equivalents are placed with major financial institutions. The investment policy limits the Company's exposure to concentrations of credit risk.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of the Company's Common Stock
---------------------------------------
Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Pricing Model to estimate the fair market value.

Fair Value of Financial Instruments
-----------------------------------
Unless otherwise specified, the Company believes the carrying value of financial instruments approximates their fair value.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates its long-lived assets by measuring the carrying amounts of assets against the estimated undiscounted future cash flows associated with them. At the time the carrying value of such assets exceeds the fair value of such assets, impairment is recognized. To date, no adjustments to the carrying value of the assets have been made.

Cash Equivalents
----------------
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Capitalized Film Costs
----------------------
Film costs, including screenplays, rights to books or stage plays, related adaptation costs, development costs, producers' fees, and production overhead including specifically allocable costs are capitalized. Capitalized film costs are amortized using the individual-film-forecast-computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

Equipment
---------
Equipment is recorded at cost. Depreciation of equipment is computed using straight-line methods based on the estimated useful lives of the assets. Equipment has estimated useful lives of five years. Depreciation expense for the years ended June 30, 2004 and 2003 was $720 and $240, respectively.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

Revenue Recognition
-------------------
The Company is currently in the development stage and has realized no revenue from operations to date. When the Company begins earning revenue, revenue will be recognized using the accrual basis of accounting.

Earnings (Loss) per Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of June 30, 2004, the Company has no dilutive securities and therefore no such presentation is made.

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25. To date the Company has not issued any equity instruments under its employee compensation plans.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RISKS AND UNCERTAINTIES

The Company was established to operate as an independent record label to capitalize on the growth of the music industry and that of the "hip-hop" and "rap" genres in particular. By identifying and representing new, high-potential artists in these categories, the primary objective is to successfully introduce these artists to large audiences and create a loyal following from fans. The Company has a limited operating history, no client base and no revenue to date. The ultimate success of the Company may be dependent upon increasing market acceptance of its product and the addition of significant artists, neither of which is assured.

NOTE 3 - COMMON STOCK SUBSCRIPTIONS RECEIVABLE

In June 2003, the Company received subscriptions to 199,750 shares of its $.001 par value Class A Common Stock at $.10 per share. Proceeds of $19,975 were received in July 2003, less a $1,998 commission paid to Astor Capital, Inc. ("Astor") a related party controlled by the Company's directors.

NOTE 4 - INCOME TAXES

The Company has a deferred tax asset of $36,700 arising from capitalized start-up costs. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax asset will be realized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

The income tax provision (benefit) for the years ended June 30, 2004 and 2003 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                     2004          2003
                                                   ---------    ---------

Computed expected income tax provision (benefit)   $(36,700)    $    --
Increase in valuation allowance                      36,700          --
                                                   ---------    ---------

    Income tax provision (benefit)                 $   --       $    --
                                                   =========    =========

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - INCOME TAXES (CONTINUED)

The components of the deferred tax assets and (liabilities) as of June 30, 2004 were as follows:

    Deferred tax assets:
    Temporary differences:
        Capitalized start-up costs             $  36,700
        Valuation allowance                      (36,700)
                                               ----------

        Net long-term deferred tax asset       $     --
                                               ==========


The components of the deferred tax expense (benefit) were as follows for the year ended June 30, 2004:

    Deferred tax assets:
        Increase in net operating loss carryforward           $ 36,700
       Change in valuation allowance                           (36,700)
                                                              -----------

                                                              $     --
                                                              ===========

As of June 30, 2004, the Company has net operating loss carryforwards available to offset future taxable income of approximately $110,000, expiring beginning in 2024.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2002, the stockholders advanced a total of $300 for the payment of operating expenses. During the year ended June 30, 2004, the Company's President advanced an additional $1,000 for the payment of operating expenses.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended June 30, 2003, the Company's President advanced $3,700 to the Company under a bridge note payable agreement due upon the sooner of April 7, 2004, or upon the Company raising additional funding of more than $50,000, with interest at a rate of 5%. In April 2004, the note was extended for six months and is payable upon the sooner of October 7, 2004 or upon the Company raising additional funds of more than $50,000.

On June 25, 2004, the Company's President advanced $10,000 to the Company under a bridge note payable agreement due June 5, 2005, with interest at a rate of 9%.

NOTE 6 - NOTE PAYABLE

On June 5, 2004, the Company received $40,000 under a bridge note payable agreement with an unrelated party, due June 5, 2005, with interest at a rate of 10%. In connection with the note agreement, the Company paid loan fees in the amount of $4,000 to Astor.

NOTE 7 - STOCKHOLDERS' EQUITY

The Company had initially authorized 500,000 shares of no par value Common Stock. In October 2003, the Board of Directors approved an amendment to the Articles of Incorporation, authorizing an increase in the authorized Common Stock to 100,000,000 shares, a par value of $.001 to the Common Stock, and a 480 for 1 forward stock split of the outstanding Common Stock. All per share amounts and number of shares outstanding in this report have been restated for the stock split. The Board of Directors also authorized 10,000,000 shares of Preferred Stock.

In November 2003, the Board of Directors approved an amendment to the Articles of Incorporation, eliminating the previously authorized Common Stock and replacing it with 80,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. Each outstanding share of Common Stock was converted to one share of Class A Common Stock except for the shares owned by the Company's Directors, each share of which was converted to one half share of Class A Common Stock and one half share of Class B Common Stock.

Each share of Class A Common Stock entitles the holder to one vote. In contrast, each share of Class B Common Stock entitles the holder to ten votes. Ownership of Class B Common Stock is limited to the holders of such stock prior to the Company's initial public offering of any class of its capital stock and to their affiliates, spouses, or descendants.

In June 2003, the Company sold 199,750 shares of Class A Common Stock to 10 investors for proceeds of $19,975 less a $1,998 placement fee paid to Astor (see
Note 3). The Company applied $11,950 to par value (in excess of the actual par value on the stock issuance) in order to "catch up" the par value to actual. This was necessary because the Company, prior to its initial filings with the SEC, did not have par value common stock and issued shares of its Class A Common Stock at values less than the current par value. Subsequent issuances of Class A common shares were issued at or above par value.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

During July 2003, the Company issued a total of 400,000 shares of its Class A Common Stock to two individuals as consideration for services rendered. The stock issued was valued at $400, the fair value of the services.

During the year ended June 30, 2004, the Company sold 8,171,500 shares of its Class A Common Stock to investors for proceeds of $37,150 less a $3,314 placement fee paid to Astor and a placement fee of $4,080 to an unrelated party.

Stock Option Plan
In November 2003, the Company's Board of Directors adopted the Stock Option Plan under which 5,000,000 shares of the Company's Class A Common Stock were reserved for issuance at prices not less than fair market value on the date of grant. The board may grant options to key management employees, officers, directors and consultants. To date, no options have been issued under the Plan.