Form 10QSB
period 2004-09-30
RIDDLE RECORDS INC
filed 2004-12-15
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission File Number: 000-50900
                                                ---------

                              RIDDLE RECORDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                    Nevada
         --------------------------------------------------------------
         (State of other jurisdiction of incorporation or organization)


                                   88-0507969
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


       9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212
       -------------------------------------------------------------------
                     (Address of principal executive office)

                                 (310) 273-2407
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of September 30, 2004 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of November 30, 2004.

                                TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION

         Financial Statements

        ITEM 1. CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
                (UNAUDITED) AND JUNE 30, 2004.................................1

                CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE
                MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM INCEPTION
                (AUGUST 8, 2001) TO SEPTEMBER 30, 2004 (UNAUDITED) ...........2

                CONSOLIDATED STATEMENT OF CASH FLOW FOR THE THREE
                MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED) AND 2003 (UNAUDITED) AND FOR THE PERIOD FROM INCEPTION
                (AUGUST 8, 2001) TO SEPTEMBER 30, 2004 (UNAUDITED)............3

                NOTES TO UNAUDITED FINANCIAL STATEMENTS.......................4

        ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................6

        ITEM 3. CONTROLS AND PROCEDURES......................................15

PART II. OTHER INFORMATION...................................................15

        ITEM 1: LEGAL PROCEEDINGS............................................15

        ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                PROCEEDS.....................................................15

        ITEM 3: DEFAULTS UPON SENIOR SECURITIES..............................15

        ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........15

        ITEM 5: OTHER INFORMATION............................................15

        ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.............................16

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                September 30, 2004 (unaudited) and June 30, 2004


                                     ASSETS

                                                                  September 30, 2004
                                                                     (unaudited)         June 30, 2004
                                                                       ---------         ---------
CURRENT ASSETS:

  Cash                                                                 $       0         $   4,518


  Prepaid loan fees                                                        2,667             3,667
  Film costs                                                              35,542            18,825
                                                                       ---------         ---------
   Total current assets                                                   38,209            27,010
                                                                       ---------         ---------

EQUIPMENT, net of accumulated depreciation
                                                                           2,461             2,642
                                                                       ---------         ---------

                                    Total assets                       $  40,670         $  29,652
                                                                       =========         =========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Bank overdraft                                                       $   1,756         $       0
  Accounts payable and accrued expenses                                   76,530            34,079
  Accrued expenses payable to stockholder                                    511             1,442
  Amounts due to related parties                                          15,132             1,300
  Note payable                                                            40,000            40,000
  Notes payable to stockholder                                            13,700            13,700
                                                                       ---------         ---------
   Total current liabilities                                             147,629            90,521
                                                                       ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock:  10,000,000 shares authorized,
    -0- issued and outstanding                                               --                --
 Class A Common Stock:  80,000,000 shares authorized,
    $.001 par value, 20,771,250 issued and outstanding                    20,771            20,771
 Class B Common Stock:  20,000,000 shares authorized,
   $.001 par value, 12,000,000 shares issued and outstanding                 250               250
 Additional paid-in-capital                                               27,612            27,612
(Deficit) accumulated during the development stage                      (155,592)         (109,502)
                                                                       ---------         ---------
   Total stockholders' equity (deficit)                                 (106,959)          (60,869)
                                                                       ---------         ---------

                Total liabilities and stockholders' equity (deficit)   $  40,670         $  29,652
                                                                       =========         =========

            See accompanying notes to unaudited financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Inception
                                                                                 (August 8, 2001)
                                                        Three Months Ended              to
                                                          September 30,            September 30,
                                                   2004               2003            2004
                                                ------------       ------------    ------------
EXPENSES:

  General and administrative                    $     43,627       $     13,400    $    150,132

  Depreciation and amortization                          180                180           1,140
                                                ------------       ------------    ------------

                        Total expenses                43,807             13,580         151,272
                                                ------------       ------------    ------------

OTHER EXPENSE:


   Loan fees                                           1,000               --             1,333

   Interest expense                                    1,000               --             1,632

   Interest expense, related party                       283                 46             511
                                                ------------       ------------    ------------
                        Total other expenses
                                                       2,283                 46           3,476
                                                ------------       ------------    ------------

(LOSS) BEFORE INCOME TAXES
                                                     (46,090)           (13,626)       (154,748)

Provision for income taxes
                                                        --                 --               844
                                                ------------       ------------    ------------

NET (LOSS)
                                                $    (46,090)      $    (13,626)   $   (155,592)
                                                ============       ============    ============

(Loss) per common share-basic and diluted       $   *              $   *
                                                ============       ============

Weighted average number of shares outstanding     32,771,250         25,267,174
                                                ============       ============

     *  Less than $0.01 per share

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STATE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                        Inception
                                                                                                     (August 8, 2001)
                                                                                 Three Months Ended         To
                                                                                     September 30,     September 30,
                                                                                  2004          2003        2004
                                                                                ---------    ---------    ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                                 $ (46,090)   $ (13,626)   $(155,592)
     Adjustments to reconcile net (loss) to net cash
        provided by (used in) operating activities:

      Depreciation and amortization                                                   180          180        1,140

       Class A Common Stock issued for services                                      --            400          400
     Changes in assets and liabilities:

       (Increase) decrease in prepaid loan fees                                     1,000         --         (2,667)

       Increase in bank overdraft                                                   1,756         --          1,756

       Increase (decrease) in amounts due to related parties                        1,115       (1,998)         418

       Increase in accounts payable and accrued expenses                           42,452         --         76,530

       Increase (decrease) in accrued expenses, related party                        (931)          46          511
                                                                                ---------    ---------    ---------

                                      Net cash (used in) operating activities        (518)     (14,998)     (77,504)
                                                                                ---------    ---------    ---------

CASH FLOWS (TO) INVESTING ACTIVITIES:

     Investment in film costs                                                      (4,000)        --        (22,825)

     Purchase of equipment                                                           --           --         (3,602)
                                                                                ---------    ---------    ---------

                                      Net cash (used in) investing activities      (4,000)        --        (26,427)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     Proceeds from the sale of common shares                                         --         35,975       57,625

     Payment of offering costs                                                       --        (16,000)      (7,394)

     Proceeds from note payable                                                      --           --         40,000

     Proceeds from note payable to stockholder                                       --           --         13,700
                                                                                ---------    ---------    ---------

                                    Net cash provided by financing activities        --         19,975      103,931
                                                                                ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                                                      --
                                                                                   (4,518)       4,977         --


CASH AT BEGINNING OF PERIOD                                                         4,518          581         --
                                                                                ---------    ---------    ---------

CASH AT END OF PERIOD                                                                  $-    $   5,558    $    --
                                                                                =========    =========    =========

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Riddle Records, Inc. included in the Form 10-KSB for the fiscal year ended June 30, 2004.

Organization and Business
-------------------------
Riddle Records, Inc. (the "Company") (a development stage company) was incorporated on August 8, 2001 under the laws of the State of Nevada to engage in business as an independent record label that was established to capitalize on the growth of the music industry and that of the "hip-hop" and "rap" genres in particular. The fiscal year end is June 30. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

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

The Company entered into an agreement with NT Media Corp. of California ("NT"), a related party entity in which a director of the Company is also a director, dated July 9, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The Company believes that it will be able to exploit the results and proceeds of the Project in the distribution of the "direct to DVD". The Company believes that it is too soon to project total sales related to the Project. (See Note 3.)

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Earnings  (Loss) per Share
--------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of June 30, 2004, the Company has no dilutive securities and therefore no such presentation is made.

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25. To date the Company has not issued any equity instruments under its employee compensation plans.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company entered into an agreement with NT on July 9, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. The Company has recorded $12,717 of related film costs.

On October 29, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004. In connection, with this loan, the Company paid loan fees of $1,000 to Astor Capital, Inc. an entity owned by the Company's directors.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

This quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors -- many of which are beyond our control -- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, our ability to successfully obtain additional financing to continue future operations, our ability to continue as a going concern, our limited experience in the market as an independent record label, our ability to attract new artists to our label and maintain agreements with them, our dependence on our artists' commercial success in order to sign additional new artists, the successful promotion of our artists and the commercial success of our music offerings in order to generate revenue, competition among record labels within the music industry, the limited experience of our management team and our ability to attract and retain key personnel, our ability to develop brand identity as a record label, potential liability to third parties for music and other content that we produce and distribute, enforcement of our intellectual property rights, control of our company by our majority stockholders, and the unpredictability of our operating results and other factors could cause the price of our Class A common stock to fluctuate significantly in the future assuming the successful development of a trading market for those securities. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under "Risk Factors" and elsewhere in this quarterly report.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

OVERVIEW

We were incorporated in Nevada in August 2001 and recently established our company as an independent record label to capitalize on the growth of the music industry and that of the "hip-hop" and rap genres in particular. By identifying and representing new, high-potential artists in these categories, our primary objective will be to successfully introduce these artists to large audiences and create a loyal following from fans. As a record label, Riddle Records expects to be directly involved in every stage of developing the music of our artists. The four key responsibilities of Riddle Records will include the production, manufacturing, distribution and promotion of our artists' music.

We have a limited operating history, no client base and no revenue to date. Our specific plan of operations for the next 12 months is based primarily on the development of our business, including our brand name within the music industry, and the signing of our initial artists. During the next 12 months, we plan to focus on acquiring two to five artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $275,000 over the next 12 months to maintain our business. Of this amount, approximately $25,000 will be spent on rent for a sub-lease for office space expected to be entered into within the next six months and possibly for studio rental time as part of the production costs for the artists that we sign as clients, $125,000 on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $20,000 for consultant and advisory fees. We expect that these amounts will be sufficient to cover all of our anticipated costs including general and administrative expenses for the next 12 months, and we do not anticipate any other material operational costs for the next 12 months. Given the current lack of revenues, the lack of proceeds from this offering and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $275,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors -- Risks Related to Our Financial Results."

We expect that our promotional efforts on behalf of our clients will primarily consist of the creation of recordings of their projects and talent typically on compact disc or online, the distribution of these recordings to the appropriate parties in the music industry, the introduction of our clients to related industry decision-makers, and the making of personal presentations on behalf of our clients to prospective interested parties.

During the next 12 months, we intend to focus our efforts on creating an awareness within the music industry of our business. While none of our existing directors or officers has prior business experience with a record label company, these persons have arranged informal advisory arrangements with a number of industry professionals who have agreed to afford our company access to their existing relationships in the music and entertainment industry. We have entered into an oral arrangement with Malik Miller, who is providing us consulting services in the areas of music and entertainment law for approximately $1,500 per month at our company's discretion. In addition, two artist and repertoire (A&R) advisors are providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists performing at showcases, clubs and other small venues. These A&R advisors are providing their services with the understanding that if we sign any artists that they introduce to us, they will receive compensation at a negotiated royalty rate on future sales of those artists' products. We have and intend to continue to market our business by generally making those in the music and entertainment industry aware of the services we will provide. Our marketing efforts undertaken to date include generating interest in our record label by word-of-mouth and passing out cards and other promotional materials and at concerts and other music events, and networking with other professionals at courses, seminars and other music and entertainment industry gatherings. Our goal is to build a database of industry participants through these advisory relationships and to thereafter build upon that database through referrals from existing contacts.

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

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $12,717 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD".

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through September 30, 2004.

Operating expenses from inception through September 30, 2004 is comprised of general and administrative fees of $150,132, and depreciation expenses of $1,140.

We had a net loss for the period from inception through September 30, 2004 of $155,592.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of September 30, 2004 through the private sales of restricted Class A common stock to 28 accredited investors and received loans from our principal shareholders in the aggregate amount of $13,700 and from an unrelated party in the amount of $40,000. One loan for $3,700, which was recently extended for six months, bears interest at the rate of 5% per annum and is payable upon the sooner of October 7, 2004 or upon our company raising additional funding of more than $50,000. A second loan for $10,000 bears interest at 9% per annum and is due on June 5, 2005. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. Of these amounts, $46,000 has been used to date to pay professional fees secured in connection with this offering and $9,212 was paid as placement agent fees and loan fees to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

As of September 30, 2004, we had no available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. Depending on the number of artists that we sign as clients within the next 12 months, we anticipate being required to raise between $200,000 and $1,000,000 in order to satisfy future liquidity requirements. We will have to meet these liquidity requirements through public or private equity offerings or debt financings. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, sign and develop any artists and promote and produce any signed artists, respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our Class A common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create substantial doubt about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. If cash and cash equivalents, together with any cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

RISK FACTORS

In addition to the other information in this quarterly report on Form 10-QSB, the following factors should be considered in evaluating us and our business.


RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.
--------------------------------------------------------------------------------

As of September 30, 2004, we had no available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings. Current market conditions present uncertainty as to our ability to secure additional financing. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create substantial doubt about our ability to implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

We have experienced operating losses since our inception and our independent auditors report expresses substantial doubt concerning our ability to continue operations as a going concern.
--------------------------------------------------------------------------------

We have earned no revenue since our inception and have incurred a net loss of $155,592 from inception through September 30, 2004. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated August 30, 2004, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.


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

     o    offerings of our artists;

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


If we are initially unable to attract new artists to our label, we will not succeed in our business plan, and even if we are initially able to attract new artists, we will be dependent on their success with us to sign additional new artists.
--------------------------------------------------------------------------------

We have not signed any artists and may not be successful in signing any artists. In order to attract and sign our initial artists, we will need to overcome the fact that we are a start-up independent record label with no experience in the industry. Artists may be unwilling to be associated with our company because of our lack of expertise and lack of brand name. Even if we do attract initial artists, in order for us to sign additional new artists, any principal artists that we initially sign must remain with us, become popular with our customers and thereafter sustain their popularity. In order to retain initial artists that we have signed, we will need to raise sufficient funds to meet our anticipated needs for working capital and capital expenditures, and we will need to overcome increased competition from other labels. Our business would be adversely affected by:

     o our inability to recruit new artists with commercial promise and to enter into production and promotional agreements with them;

     o    the loss of popularity of any artists that we may sign;

     o our inability to maintain relationships with and retain any artists that we may initially sign;

     o    non-renewals of current  agreements with any artists that we may sign;
          and

     o poor performance or negative publicity of any artists that we may sign.


If we are not successful in promoting any artists that we may sign and in retaining those artists that we successfully promote, we will be unable to generate steady and ongoing revenues.
--------------------------------------------------------------------------------

We expect that any future revenues will be primarily derived from a specified percentage of the income generated by any artists that we may sign so, to operate successfully, we must attract and retain highly qualified artists as clients. We face intense competition for qualified personnel in the entertainment industries, and any clients that we may sign will face intense competition in achieving success and steady income generation in these industries. If we are unable to successfully promote our clients, we will not generate revenues. Furthermore, upon the expiration of an artist's recording agreement with us, if we are unable to re-sign and retain the artist, we would not necessarily earn any revenues from recordings, tours or other commercial properties that we have not produced during the term of our relationship with the artist.


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

     o    greater brand name recognition;

     o    better distribution channels;

     o    larger client bases of artists; and

     o    more popular content or artists.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in the public's musical tastes and devote greater resources to identify, develop and promote artists, and distribute and sell their music offerings than we can. Furthermore, historically, when recording artists have achieved substantial commercial success they have sought to renegotiate the terms of their recording agreements, or we may lose these artists to those competitors of ours who offer recording agreements with more favorable terms.


Our success depends in large part on our current key personnel and our ability to attract and retain additional key personnel, which we may or may not be able to do.
--------------------------------------------------------------------------------

Our success depends to some extent on the skills, experience and reputation of our president, Jacques Tizabi and our director, Ali Moussavi, and the contacts that they each have with a number of music and entertainment industry professionals. Additionally, we hope to attract additional key personnel who can contribute to our success in various ways. The loss or unavailability of either Messrs. Tizabi or Moussavi for an extended period of time, and/or our inability to attract additional key personnel could have a material adverse effect on our ability to conduct our business. We do not have any employment agreements with any of our officers, directors or employees.


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


Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.
--------------------------------------------------------------------------------

Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

For example, our certificate of incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding or will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our Class A common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

In addition, Messrs. Tizabi's and Moussavi's substantial beneficial ownership position, together with the authorization of preferred stock, the disparate voting rights between the Class A and Class B common stock, and the lack of cumulative voting in our certificate of incorporation and bylaws, may have the effect of delaying, deferring or preventing a change in control of our company, may discourage bids for our Class A common stock at a premium over the market price of the Class A common stock and may adversely affect the market price of our Class A common stock.


RISKS RELATED TO OUR CLASS A COMMON STOCK

Our Class A common stock has never been traded, and assuming a trading market develops in the future, prices for our Class A common stock may decline and investors may have difficulty selling their securities.
--------------------------------------------------------------------------------

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

There are a substantial number of shares eligible for future sale which could adversely affect the price of our Class A common stock.
--------------------------------------------------------------------------------

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a - 14 of the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings with respect to us or any of our properties.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $12,717 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD".

On October 29, 2004, we entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by our President and Chief Executive Officer, Jacques Tizabi, and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004. In connection, with this loan, we paid loan fees of $1,000 to Astor Capital, Inc. an entity owned by our directors.

On November 16, 2004, we entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by our President and Chief Executive Officer, Jacques Tizabi, and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004. In connection, with this loan, we paid loan fees of $1,000 to Astor Capital, Inc. an entity owned by our directors.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     10.1 Promissory Note dated October 29, 2004 by and between the Registrant and JRT Holdings, Inc.

     10.2 Promissory Note dated November 16, 2004 by and between the Registrant and JRT Holdings, Inc.

     10.3 Agreement dated July 9, 2004 by and between the Registrant and NT Media Corp. of California.

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

     32.1 Certification pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDDLE RECORDS, INC.


/s/ Jacques Tizabi
--------------------------
Jacques Tizabi
Chief Executive Officer

Date: December 14, 2004