Form 10QSB
period 2004-12-31
RIDDLE RECORDS INC
filed 2005-02-22
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       or

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


                                     Nevada
        ----------------------------------------------------------------
         (State of other jurisdiction of incorporation or organization)


                                   88-0507969
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

       9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212
       -------------------------------------------------------------------
                     (Address of principal executive office)

                                 (310) 273-2407
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2004 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of February 18, 2005.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION.................................................2

ITEM 1.  FINANCIAL STATEMENTS..................................................2

         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004 (UNAUDITED)
         AND JUNE 30, 2004.....................................................2

         CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
         ENDED DECEMBER 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)..............3

         CONSOLIDATED STATEMENT OF OPERATIONS FOR THE SIX MONTHS
         ENDED DECEMBER 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED) AND
         FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO DECEMBER
         31, 2004 (UNAUDITED)..................................................4

         CONSOLIDATED STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED
         DECEMBER 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED) AND FOR THE
         PERIOD FROM INCEPTION (AUGUST 8, 2001) TO DECEMBER 31, 2004
         (UNAUDITED)...........................................................5

         NOTES TO UNAUDITED FINANCIAL STATEMENTS...............................6

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................8

ITEM 3.  CONTROLS AND PROCEDURES..............................................17

PART II. OTHER INFORMATION....................................................17

ITEM 1.  LEGAL PROCEEDINGS....................................................17
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17
ITEM 5.  OTHER INFORMATION....................................................18
ITEM 6.  EXHIBITS.............................................................18

ITEM 1.  FINANCIAL STATEMENTS.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------
                                                        June 30,   December 31,
                                                          2004        2004
                                                        ---------   ---------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                                 $   4,518   $  14,177
   Prepaid loan fees                                        3,667       1,667
   Film costs                                              18,825      45,034
                                                        ---------   ---------

      Total current assets                                 27,010      60,878

EQUIPMENT, net of accumulated depreciation of
   $960 and $1,320                                          2,642       2,281
                                                        ---------   ---------

                                                        $  29,652   $  63,159
                                                        =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                     $  34,079   $  51,494
   Accrued expenses due to stockholder                      1,442        --
   Accrued interest payable                                  --         2,386
   Amounts due to related parties                           1,300      15,132
   Notes payable                                           40,000      90,000
   Note payable to stockholder                             13,700      33,000
                                                        ---------   ---------

      Total current liabilities                            90,521     192,012

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock: 10,000,000 shares authorized,
     -0- issued and outstanding                              --          --
   Class A Common Stock: 80,000,000 shares
     authorized, $.001 par value, 20,771,250 and
     20,771,250 shares issued and outstanding,
     respectively                                          20,771      20,771
   Class B Common Stock: 20,000,000 shares
     authorized, $.001 par value, 12,000,000 shares
     issued and outstanding                                   250         250
   Additional Paid-in Capital                              27,612      29,311
   Deficit accumulated during the development stage      (109,502)   (179,185)
                                                        ---------   ---------

      Total stockholders' equity (deficit)                (60,869)   (128,853)
                                                        ---------   ---------

                                                        $  29,652   $  63,159
                                                        =========   =========

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                             For the Three   For the Three
                                             Months Ended    Months Ended
                                             December 31,    December 31,
                                                2004            2003
                                            ------------    ------------
                                            (Unaudited)      (Unaudited)

EXPENSES:

  General and administrative                 $     20,810    $     21,115
  Depreciation                                        180             180
                                             ------------    ------------

     Total expenses                                20,990          21,295

OTHER EXPENSE:

  Loan fees                                         1,000            --
  Interest expense                                  1,113
  Interest expense, related party                     490              46
                                             ------------    ------------

NET (LOSS)                                   $    (23,593)   $    (21,341)
                                             ============    ============

(Loss) per common share - basic
     and diluted                             $ *             $ *
                                             ============    ============

   Weighted average number of shares
     outstanding - basic and diluted           32,771,250      32,704,538
                                             ============    ============

     * Less than $.01 per share

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                  From Inception
                                         For the Six Months    For the Six       (August 8, 2001)
                                         Ended December 31,    Months Ended             to
                                               2004          December 31, 2003   December 31, 2004
                                           ------------        ------------        ------------
                                           (Unaudited)         (Unaudited)          (Unaudited)
EXPENSES:

  General and administrative               $     64,437        $     48,916        $    170,942
  Depreciation                                      360                 360               1,320
                                           ------------        ------------        ------------

     Total expenses                              64,797              49,276             172,262

OTHER EXPENSE:

  Loan fees                                       2,000                --                 2,333
  Interest expense                                2,113                --                 2,745
  Interest expense, related party                   773                  92               1,001
                                           ------------        ------------        ------------

     Total other expenses                         4,886                  92               6,079
                                           ------------        ------------        ------------

(Loss) before provision for income taxes        (69,683)            (49,368)           (178,341)

Provision for income taxes, state                  --                  --                   844
                                           ------------        ------------        ------------

NET (LOSS)                                 $    (69,683)       $    (49,368)       $   (179,185)
                                           ============        ============        ============

(Loss) per common share - basic
     and diluted                           $ *                 $ *
                                           ============        ============

   Weighted average number of shares
     outstanding - basic and diluted         32,771,250          24,000,000
                                           ============        ============

     * Less than $.01 per share


                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                                                                        From Inception
                                                      For the Six       For the Six    (August 8, 2001)
                                                      Months Ended      Months Ended         to
                                                      December 31,      December 31,     December 31,
                                                          2004             2003             2004
                                                        ---------        ---------        ---------
                                                       (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss)                                              $ (69,683)       $ (49,368)       $(179,185)
Adjustments to reconcile net (loss) to net cash
(used in) operations:
      Depreciation                                            360              360            1,320
      Class A Common Stock issued for services               --                400              400
     Changes in operating assets and liabilities:
        Increase (decrease) in prepaid loan fees            2,000             --             (1,667)
        Increase(decrease) in amounts due to related
             parties                                       13,832             (883)          13,134
        Increase in accounts payable                       17,415            6,729           51,494
        Increase (decrease) in accrued interest             1,944               92            3,386
                                                        ---------        ---------        ---------

           Net cash (used in) operating activities        (34,132)         (42,670)        (111,118)
                                                        ---------        ---------        ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:

     Investment in film costs                             (26,209)            --            (45,034)
     Purchase of equipment                                   --               --             (3,602)
                                                        ---------        ---------        ---------

           Net cash (used in) investing activities        (26,209)            --            (48,636)
                                                        ---------        ---------        ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

  Proceeds from issuance of common shares                    --             47,125           57,625
  Payment of offering costs                                  --             (2,714)          (7,394)
  Proceeds from note payable                               50,000             --             90,000
  Repayment of note payable to stockholder                (10,000)            --            (10,000)
  Proceeds from note payable to stockholder                30,000             --             43,700
                                                        ---------        ---------        ---------

           Net cash provided by financing activities       70,000           44,411          173,931
                                                        ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              9,659            1,741           14,177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,518              581             --
                                                        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  14,177        $   2,322        $  14,177
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

The Company entered into an agreement with NT Media Corp. of California ("NT"), a related party entity in which a director of the Company is also a director, dated July 9, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The Company believes that it will be able to exploit the results and proceeds of the Project in the distribution of the "direct to DVD". The Company believes that it is too soon to project total sales related to the Project. See Note 3.)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) per Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of December 31, 2004, the Company has no dilutive securities and therefore no such presentation is made.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Stock-Based Compensation
-------------------------
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25. To date the Company has not issued any equity instruments under its employee compensation plans.

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

On November 16, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 31, 2004, the Company entered into a promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $21,000. This amount represents the $20,000 loaned to the Company from JRT Holdings, Inc. during October and November 2004 plus accrued interest of $263 and an additional $738 for extending the due date to June 30, 2005.

On December 10, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 31, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $12,000, interest at 9% per annum, due June 30, 2005. This amount represents the $10,000 loaned to the Company on December 10, 2004 plus accrued interest of $800 and an additional $200 for extending the due date to June 30, 2005. In connection with this transaction, the officer agreed to forgive $1,700 of previous debt. The amount forgiven was credited to additional paid in capital.

NOTE 4 - NOTES PAYABLE

On December 23, 2004, the Company entered into a promissory note agreement with an unrelated party, in the amount of $50,000, interest at 9% per annum, due June 30, 2005.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004 the Company entered into an amendment to the bridge note dated December 31, 2004 with JRT Holdings. In consideration of JRT Holdings agreeing to reduce the amount owed them by the Company to $19,000 the due date was changed to January 27, 2005. This amount was paid in full by the Company on January 27, 2005.

Subsequent to December 31, 2004 the Company entered into an amendment to the bridge note dated December 31, 2004 with an officer of the Company. In consideration of the officer agreeing to reduce the amount owed them by the Company to $10,500 the due date was changed to January 27, 2005. This amount was paid in full by the Company on January 27, 2005.

Subsequent to December 31, 2004, the Company entered into a promissory note agreement with an unrelated party, in the amount of $30,000, interest at 9% per annum, due June 30, 2005.

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors - many of which are beyond our control - could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors include, among others, our ability to successfully obtain additional financing to continue future operations, our ability to continue as a going concern, our limited experience in the market as an independent record label, our ability to attract new artists to our label and maintain agreements with them, our dependence on our artists' commercial success in order to sign additional new artists, the successful promotion of our artists and the commercial success of our music offerings in order to generate revenue, competition among record labels within the music industry, the limited experience of our management team and our ability to attract and retain key personnel, our ability to develop brand identity as a record label, potential liability to third parties for music and other content that we produce and distribute, enforcement of our intellectual property rights, control of our company by our majority stockholders, and the unpredictability of our operating results and other factors could cause the price of our Class A common stock to fluctuate significantly in the future assuming the successful development of a trading market for those securities. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under "Risk Factors" and elsewhere in this quarterly report.

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

We have a limited operating history, no client base and no revenue to date. Our specific plan of operations for the next 12 months is based primarily on the development of our business, including our brand name within the music industry, and the signing of our initial artists. During the next 12 months, we plan to focus on acquiring two to five artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $275,000 over the next 12 months to maintain our business. Of this amount, approximately $125,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. We expect that these amounts will be sufficient to cover all of our anticipated costs including general and administrative expenses for the next 12 months, and we do not anticipate any other material operational costs for the next 12 months. Given the current lack of revenues, the lack of proceeds from this offering and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $275,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors -- Risks Related to Our Financial Results."

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

During the next 12 months, we intend to focus our efforts on two aspects of the business. The first is creating an awareness within the music industry of our business. While none of our existing directors or officers has prior business experience with a record label company, these persons have arranged informal advisory arrangements with a number of industry professionals who have agreed to afford our company access to their existing relationships in the music and entertainment industry. In addition, two artist and repertoire (A&R) advisors are providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists performing at showcases, clubs and other small venues. These A&R advisors are providing their services with the understanding that if we sign any artists that they introduce to us, they will receive compensation at a negotiated royalty rate on future sales of those artists' products. We have and intend to continue to market our business by generally making those in the music and entertainment industry aware of the services we will provide. Our marketing efforts undertaken to date include generating interest in our record label by word-of-mouth and distributing business cards and other promotional materials and at concerts and other music events, as well as, networking with other professionals at courses, seminars and other music and entertainment industry gatherings. Our goal is to build a database of industry participants through these advisory relationships and to thereafter build upon that database through referrals from existing contacts.

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

The other focus is completing the production and commencing the distribution of our first project, presently entitled, "Rap battle." We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $12,717 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD".

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through December 31, 2004.

Operating expenses from inception through December 31, 2004 is comprised of general and administrative fees of $170,942, and depreciation expenses of $1,320.

We had a net loss for the period from inception through December 31, 2004 of $179,185.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of December 31, 2004 through the private sales of restricted Class A common stock to 28 accredited investors. As of December 31, 2004 we have outstanding loans from our principal shareholders in the aggregate amount of $33,000 and from unrelated parties in the amount of $90,000. One loan for $21,000, bears interest at the rate of 9% per annum and is payable on June 30, 2005. A second loan for $12,000 bears interest at 9% per annum and is due on June 5, 2005. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005.

As of December 31, 2004, we had $14,177 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. Depending on the number of artists that we sign as clients within the next 12 months, we anticipate being required to raise between $200,000 and $1,000,000 in order to satisfy future liquidity requirements. We will have to meet these liquidity requirements through public or private equity offerings or debt financings. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, sign and develop any artists and promote and produce any signed artists, respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our Class A common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create substantial doubt about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. If cash and cash equivalents, together with any cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

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


RISKS RELATED TO OUR FINANCIAL RESULTS


If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.
--------------------------------------------------------------------------------

As of December 31, 2004, we had $14177 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings. Current market conditions present uncertainty as to our ability to secure additional financing. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create substantial doubt about our ability to implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

We have experienced operating losses since our inception and our independent auditors report expresses substantial doubt concerning our ability to continue operations as a going concern.
--------------------------------------------------------------------------------

We have earned no revenue since our inception and have incurred a net loss of $179,185 from inception through December 31, 2004. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated August 30, 2004, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.


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

If we have difficulty enforcing our intellectual property right our future profitability may suffer.
--------------------------------------------------------------------------------

The decreasing cost of electronic equipment and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue is expected to come from the sale of audio and audiovisual products potentially subject to unauthorized copying. Similarly, advances in Internet technology have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. While we do not currently hold any intellectual property rights, intellectual property rights to information that are expected to represent a substantial portion of our market value may be subject to widespread, uncompensated dissemination on the Internet. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor, or if we fail to develop effective means of protecting our intellectual property or entertainment-related products and services, our future profitability may suffer.


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

For example, our certificate of incorporation, as amended, authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock are outstanding or will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our Class A common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal control over financial reporting

There were no significant changes to our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings with respect to us or any of our properties.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On October 29, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004. As of January 27, 2005, no amounts are owed under this promissory note.

On November 16, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $10,000, interest at 9% per annum, due December 31, 2004. As of January 27, 2005, no amounts are owed under this promissory note.

On December 31, 2004, the Company entered into a promissory note agreement with JRT Holdings, Inc., an entity owned by the Company's President and Chief Executive Officer and his brother, in the amount of $21,000. This amount represents the $20,000 loaned to the Company from JRT Holdings, Inc. during October and November 2004 plus accrued interest of $263 and an additional $738 for extending the due date to June 30, 2005.

On December 10, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 31, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $12,000, interest at 9% per annum, due June 30, 2005. This amount represents the $10,000 loaned to the Company on December 10, 2004 plus accrued interest of $800 and an additional $200 for extending the due date to June 30, 2005. In connection with this transaction, the officer agreed to forgive $1,700 of previous debt. The amount forgiven was credited to additional paid in capital.

ITEM 6: EXHIBITS

(a)  Exhibits

10.1 Promissory Note dated December 10, 2004 by and between the Registrant and Jacques Tizabi.

10.2 Promissory Note dated December 23, 2004 by and between the Registrant and European Equity Group.

10.3 Promissory Note dated December 31, 2004 by and between the Registrant and Jacques Tizabi.

10.4 Promissory Note dated December 31, 2004 by and between the Registrant and JRT Holdings, Inc.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).

32.1 Certification pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


------------------

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDDLE RECORDS, INC.


/s/ Jacques Tizabi
------------------------------
Jacques Tizabi
Chief Executive Officer

Date: February 22, 2005

19