Form 10QSB/A
period 2004-12-31
RIDDLE RECORDS INC
filed 2005-02-22
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE
                                ================

This report on Form 10-QSB/A for the quarter ended December 31, 2004 is being filed because Exhibit 32.1 was inadvertently omitted from the version of the report that was initially filed with the Securities and Exchange Commission. Except for this correction, this Amendment No. 1 is identical to the previously filed version.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB/A.

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

RISK FACTORS

In addition to the other information in this quarterly report on Form 10-QSB/A, the following factors should be considered in evaluating us and our business.


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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the period covered by this quarterly report on Form 10-QSB/A (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

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