Form 10QSB
period 2005-03-31
RIDDLE RECORDS INC
filed 2005-05-20
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

                                -----------------

                                   88-0507969
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


       9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212
   --------------------------------------------------------------------------
                     (Address of principal executive office)


                                 (310) 273-2407
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2004 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of May 12, 2005.

                                TABLE OF CONTENTS


    PART I.  FINANCIAL INFORMATION........................................    2


    ITEM 1.  FINANCIAL STATEMENTS.........................................    2


             CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
             (UNAUDITED)AND JUNE 30, 2004.................................    2


             CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
             ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)........    3


             CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS
             ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)
             AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO
             MARCH 31, 2005 (UNAUDITED)...................................    4

             CONSOLIDATED STATEMENT OF CASH FLOW FOR THE NINE MONTHS
             ENDED MARCH 31, 2005 (UNAUDITED) AND 2004 (UNAUDITED)
             AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO
             MARCH 31, 2005 (UNAUDITED)...................................    5

             NOTES TO UNAUDITED FINANCIAL STATEMENTS......................    6

    ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS........................................    9


    ITEM 3.  CONTROLS AND PROCEDURES......................................   18


    PART II. OTHER INFORMATION............................................   18


    ITEM 1.  LEGAL PROCEEDINGS............................................   18
    ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..   18
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................   18
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   18
    ITEM 5.  OTHER INFORMATION............................................   19
    ITEM 6.  EXHIBITS.....................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS
                                                                    June 30,     March 31,
                                                                      2004         2005
                                                                    ---------    ---------
                                                                                (Unaudited)
CURRENT ASSETS:
   Cash                                                             $   4,518    $   3,430
   Prepaid loan fees                                                    3,667          667
   Film costs                                                          18,825       49,084
                                                                    ---------    ---------

      Total current assets                                             27,010       53,181

EQUIPMENT, net of accumulated depreciation of $960 and $1,320           2,642        2,101
                                                                    ---------    ---------

                                                                    $  29,652    $  55,282
                                                                    =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                 $  34,079    $  60,436
   Accrued expenses due to stockholder                                  1,442         --
   Accrued interest payable                                              --          5,037
   Amounts due to related parties                                       1,300       15,132
   Notes payable                                                       40,000      120,000
   Note payable to stockholder                                         13,700         --
                                                                    ---------    ---------

      Total current liabilities                                        90,521      200,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
       Preferred stock: 10,000,000 shares authorized,
          -0- issued and outstanding                                     --           --
       Class A Common Stock: 80,000,000 shares
        authorized, $.001 par value, 20,771,250 shares
        issued and outstanding                                          20,771       20,771
   Class B Common Stock: 20,000,000 shares
authorized, $.001 par value, 12,000,000 shares
issued and outstanding                                                    250          250
   Additional Paid-in Capital                                          27,612       33,031
   Deficit accumulated during the development stage                  (109,502)    (199,375)
                                                                    ---------    ---------

      Total stockholders' equity (deficit)                            (60,869)    (145,323)
                                                                    ---------    ---------

                                                                    $  29,652    $  55,282
                                                                    =========    =========

                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                          March 31
                                                -------------------------
                                                    2005         2004
                                                -----------   -----------
EXPENSES:


   General and administrative                   $    13,096   $    39,287

  Depreciation and amortization                         180           180
                                                -----------   -----------

                        Total expenses               13,276        39,467
                                                -----------   -----------

OTHER (EXPENSE):


   Loan fees                                          1,000          --

   Interest expense                                   2,650          --

   Interest expense, related party                      220            46
                                                -----------   -----------
                        Total other expenses
                                                      3,870            46
                                                -----------   -----------


(LOSS) BEFORE INCOME TAXES                          (17,146)      (39,513)


Provision for income taxes                            3,044           844
                                                -----------   -----------


NET (LOSS)                                      $   (20,190)  $   (40,357)
                                                ===========   ===========

(Loss) per common share-basic and diluted       $  *          $  *
                                                ===========   ===========


Weighted average number of shares outstanding    32,771,250    32,754,028
                                                ===========   ===========

     * Less than $0.01 per share


                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Inception
                                                     Nine Months Ended    (August 8, 2001)
                                                         March 31                to
                                                -------------------------     March 31
                                                    2005         2004           2005
                                                -----------   -----------   -----------
EXPENSES:

   General and administrative                   $    77,533   $    88,169   $   184,038

  Depreciation and amortization                         540           540         1,500
                                                -----------   -----------   -----------

                        Total expenses               78,073        88,709       185,538
                                                -----------   -----------   -----------

OTHER (EXPENSE):


   Loan fees                                          3,000          --           3,333

   Interest expense                                   4,763            34         5,395

   Interest expense, related party                      993           139         1,221
                                                -----------   -----------   -----------
                        Total other expenses
                                                      8,756           173         9,949
                                                -----------   -----------   -----------


(LOSS) BEFORE INCOME TAXES                          (86,829)      (88,882)     (195,487)


Provision for income taxes                            3,044           844         3,888
                                                -----------   -----------   -----------

NET (LOSS)                                      $   (89,873)  $   (89,726)  $  (199,375)
                                                ===========   ===========   ===========

(Loss) per common share-basic and diluted       $ *           $ *
                                                ===========   ===========


Weighted average number of shares outstanding    32,771,250    30,284,692
                                                ===========   ===========

     * Less than $0.01 per share


                 See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Inception
                                                                                                  (August 8, 2001)
                                                                             Nine Months Ended           to
                                                                                  March 31,          March 31,
                                                                           ----------------------
                                                                              2005         2004         2005
                                                                           ---------    ---------    ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
        Net loss                                                           $ (89,873)   $ (89,726)   $(199,375)
        Adjustments to reconcile net (loss) to net cash
           (used in) operating activities:
           Depreciation
                                                                                 540          540        1,500
           Class A Common Stock issued for services
                                                                                --            400          400
        Changes in assets and liabilities:
           Decrease in prepaid loan fees
                                                                               3,000         --           (667)
           Increase in accounts payable
                                                                              26,357       42,582       60,436
           Increase in accrued interest payable
                                                                               5,815          138        7,257

                   Increase (Decrease) in amounts due to related parties      13,832        1,000       13,134
                                                                           ---------    ---------    ---------

                                 Net cash (used in) operating activities     (40,329)     (45,066)    (117,315)
                                                                           ---------    ---------    ---------

CASH FLOWS (TO) INVESTING ACTIVITIES:
        Investment in film costs                                             (30,259)        --        (49,084)
        Purchase of equipment                                                   --           --         (3,602)
                                                                           ---------    ---------    ---------
                    Net cash (used in) investing activities
                                                                             (30,259)        --        (52,686)
                                                                           ---------    ---------    ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
        Proceeds from the sale of common shares                                 --         50,128       57,625
        Payment of offering costs                                               --         (3,214)      (7,394)
        Proceeds from note payable                                            80,000         --        120,000
        Repayment of note payable to stockholder                             (40,500)        --        (40,500)
        Proceeds from note payable to stockholder                             30,000         --         43,700
                                                                           ---------    ---------    ---------
                   Net cash provided by financing activities                  69,500       46,914      173,431
                                                                           ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                               (1,088)       1,848        3,430

CASH AT BEGINNING OF PERIOD
                                                                               4,518          581         --
                                                                           ---------    ---------    ---------

                                                                           $   3,430    $   2,429        3,430
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

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Riddle Records, Inc. included in the Form 10-KSB for the fiscal year ended June 30, 2004.

Organization and Business
Riddle Records, Inc. (the "Company") (a development stage company) was incorporated on August 8, 2001 under the laws of the State of Nevada to engage in business as an independent record label that was established to capitalize on the growth of the music industry and that of the "hip-hop" and "rap" genres in particular. The fiscal year end is June 30. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) per Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of March 31, 2005, the Company has no dilutive securities and therefore no such presentation is made.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Stock-Based Compensation
The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees and allows for use of the intrinsic value method for stock-based compensation of employees under Accounting Principles Board Opinion No. 25. To date the Company has not issued any equity instruments under its employee compensation plans.

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

On January 27, 2005, the Company entered into an amendment to the bridge note dated December 31, 2004 with JRT Holdings. In consideration of JRT Holdings agreeing to reduce the amount owed them by the Company from $21,000 to $19,000, the due date was changed to January 27, 2005. This amount was paid in full by the Company on January 27, 2005. In connection with this transaction, the $2,000 of forgiven debt was credited to additional paid in capital.

On December 10, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 31, 2004, the Company entered into a bridge promissory note agreement with the Company's President and Chief Executive Officer, in the amount of $12,000, interest at 9% per annum, due June 30, 2005. This amount represents the $10,000 loaned to the Company on December 10, 2004 plus accrued interest of $800 and an additional $1,200 for extending the due date to June 30, 2005. In connection with this transaction, the officer agreed to forgive $1,700 of previous debt. The amount forgiven was credited to additional paid in capital.

On January 27, 2005, the Company entered into an amendment to the bridge note dated December 31, 2004 with an officer of the Company. In consideration of the officer agreeing to reduce the amount owed them by the Company from $12,000 to $10,500, the due date was changed to January 27, 2005. This amount was paid in full by the Company on January 27, 2005. In connection with this transaction, the $1,500 of forgiven debt was credited to additional paid in capital.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

On December 23, 2004, the Company entered into a promissory note agreement with an unrelated party, in the amount of $50,000, interest at 9% per annum, due June 30, 2005.

On January 24, 2005, the Company entered into a promissory note agreement with an unrelated party, in the amount of $30,000, interest at 9% per annum, due June 30, 2005.

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

We have a limited operating history, no client base and no revenue to date. Our specific plan of operations for the next 12 months is based primarily on the development of our business, including our brand name within the music industry, and the signing of our initial artists. During the next 12 months, we plan to focus on acquiring two artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Of this amount, approximately $75,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. We expect that these amounts will be sufficient to cover all of our anticipated costs including general and administrative expenses for the next 12 months, and we do not anticipate any other material operational costs for the next 12 months. Given the current lack of revenues, the lack of proceeds from this offering and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $225,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors - Risks Related to Our Financial Results."

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

After our initial marketing campaign, we anticipate that further marketing of our company will be conducted almost exclusively through word-of-mouth, as well as the successful distribution of our project "Rap Battle." During our first year of operations, we intend to start identifying clients that show promise but require our services to move forward, and clients that we determine are likely to generate recurring revenues. We intend to derive these initial clients from that pool of industry referrals and relationships referenced above. Following that, we anticipate using these initial clients to generate sufficient revenue to maintain our operating expenses.

The other focus is completing the production and commencing the distribution of our first project, presently entitled, "Rap Battle." We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $12,717 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD". We are currently negotiating with a third party distributor to distribute "Rap Battle" through its distribution channels.

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through March 31, 2005.

Operating expenses from inception through March 31, 2005 is comprised of general and administrative fees of $184,038, and depreciation expenses of $1,500.

We had a net loss for the period from inception through March 31, 2005 of $199,375.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of March 31, 2005 through the private sales of restricted Class A common stock to 28 accredited investors. As of March 31, 2005, we have outstanding loans from unrelated parties in the amount of $120,000. During June 2004, our company received

$40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On January 24, 2005, our company received $30,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005.

As of March 31, 2005, we had $3,430 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. Depending on the number of artists that we sign as clients within the next 12 months, we anticipate being required to raise between $200,000 and $1,000,000 in order to satisfy future liquidity requirements. We will have to meet these liquidity requirements through public or private equity offerings or debt financings. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, sign and develop any artists and promote and produce any signed artists, respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our Class A common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create substantial doubt about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. If cash and cash equivalents, together with any cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.


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


RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.
--------------------------------------------------------------------------------

As of March 31, 2005, we had $3,430 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings. Current market conditions present uncertainty as to our ability to secure additional financing. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create substantial doubt about our ability to implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

We have experienced operating losses since our inception and our independent auditors report expresses substantial doubt concerning our ability to continue operations as a going concern.
--------------------------------------------------------------------------------

We have earned no revenue since our inception and have incurred a net loss of $199,375 from inception through March 31, 2005. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated August 30, 2004, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 of 15d-15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings with respect to us or any of our properties.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.


ITEM 6: EXHIBITS
(a)   Exhibits

     Exhibit
     Number     Description
     -------    ----------------------------------------------------------------
      31.1      Certification  of Chief  Executive  Officer  pursuant  to
                Item 601(b)(31) of Regulation  S-B, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------------------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDDLE RECORDS, INC.


/s/ Jacques Tizabi
-----------------------
Jacques Tizabi
Chief Executive Officer

Date: May 20, 2005