Form 10KSB
period 2005-06-30
RIDDLE RECORDS INC
filed 2006-02-08
CIK 1271810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO ___________

                          COMMISSION FILE NO. 000-50900

                              RIDDLE RECORDS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                        88-0507969
-------------------------------               ----------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)

9595 WILSHIRE BOULEVARD, SUITE 700, BEVERLY HILLS, CALIFORNIA           90212
-------------------------------------------------------------         ----------
Address of principal executive offices:                               (Zip Code)

Issuers's telephone numbers: (310) 273-2407

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                  ---------------------------------------------
                                (Title Of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X]

State the issuer's revenues for its most recent fiscal year: None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,771,250 shares of Class A common stock outstanding and 12,000,000 shares of Class B common stock as of June 30, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.    BUSINESS............................................................3
ITEM 2.    PROPERTIES.........................................................12
ITEM 3.    LEGAL PROCEEDINGS..................................................12
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................12

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...........13
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........15
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................17
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................17
ITEM 8A.   CONTROLS AND PROCEDURES............................................17

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........19
ITEM 10.   EXECUTIVE COMPENSATION.............................................20
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 21
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................21
ITEM 13.   EXHIBITS...........................................................22
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................23
           SIGNATURES.........................................................24
           INDEX TO FINANCIAL STATEMENTS.....................................F-1

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

As part of our activities we have actively organized rap battles in various locations around the US. In these events various artists take part in a lyrical competition against one another and sing to a beat in front of a large audience. The artist that receives a more pronounced applause from the public is the winner and moves to the next round to compete against others. In the end there will be one winner who wins a prize. This is also an efficient mechanism for identifying new talented artists with minimal related expenses.

We had no substantial operations from inception through August 2003. In August 2003, we commenced operations as an independent record label by establishing our business model, raising initial monies through the sale of our equity securities and solidifying informal advisory agreements with a number of industry professionals who agreed to afford our company access to their existing relationships in the music and entertainment industry. We have, and intend to continue to market our business model by generally making those in the music and entertainment industries aware of the services we will provide. We have had discussions with a number of artists, but have not signed any artist as of June 30, 2005.

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

Independent record labels typically do not pay their artists advances or royalties. Instead, it is common for these smaller labels to agree to a "profit sharing deal" with their artists. In this way, any profits generated from record sales after the recoupment of recording and other costs by the record label can be split between the label and the artist in such percentages and duration as determined by the parties when the artist agrees to sign with the label. With regard to copyrights, record labels generally own not only the master tapes of the sound recordings, but also the intellectual property rights assigned to them, which are collectively referred to as "phonographic master rights" within the music industry. Phonographic master rights can generate a long term or perpetual revenue stream stemming from a variety of sources including album sales, broadcasting and synchronization rights for films and television programming. Owning the rights to the master recordings also empowers the record label with the right to seek out licensing deals with other third party record labels and distributors.

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

Production

This is the process through which the artist records a master tape to be used in producing the album in formats such as compact discs. As the record label representing an artist, our production responsibilities will include funding the rehearsal and recording studio time, in addition to presiding over the mixing and the mastering of the artist's master tape. We expect that the average production cost of any album would be approximately $5,000 to $50,000, which varies depending on the time an album takes to record, mix and master.

Manufacture

In this process, the master tape is used to create various formats of the album such as compact disc. All packaging, including artwork, liner notes and lyric sheets are inserted during the manufacturing stage. We expect to contract with third parties for the manufacture of our artists' albums. We intend to enter into agreements with distributors who will bear the manufacturing costs of our artists' products in exchange for a percentage of sales of those products. This percentage is typically between 10% and 30%, depending on the marketing and promotion costs that the distributor agrees to pay. This is a typical arrangement between distributors and independent record labels in the music industry, and as a result, there will be no material cost to us regarding manufacture.

Distribution

We intend to initially utilize independent distributors to distribute our artists' products to retail locations. Use of an independent distributor is substantially less expensive than distribution through major record labels. As a result, there will be no material costs to us regarding distribution. Distribution companies take a percentage from each sale in exchange for performing the logistical work required to place recorded products into mass merchandisers, record chains, independent record stores and other retailers. If our artists become commercially accepted, we may utilize a major record label company to further distribute our artists' products. Major label distribution is generally more expensive than utilizing independent distributors but is more effective due to more complete coverage of the consumer market. We expect to increase our website's presence through search engine optimization techniques and through addition of attractive features such as streaming audio and video, thus ensuring an active online presence, which can be used as an informational resource to promote our artists and their music, as well as potentially for e-commerce sales of their recorded products. Another alternative for us would be to sell our artist's products on third-party retail websites.

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

CLIENTS

We do not have any clients to date, although we expect to focus on acquiring two artists as clients as part of our plan of operations for the next 12 months.

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

Although circumstances may vary, rights and royalties relating to a particular recording typically operate as follows: when a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the record company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to the music publishing company) or in the publishing company itself. Artists generally record songs that are controlled by music publishers. For songs that will be recorded by our clients in the future, we would obtain the rights to reproduce such songs on formats such as compact disc from the music publishers. The manufacture and sale of a compact disc or other sound carrier would result in royalties being payable by us to the publishing company at industry agreed upon or statutory rates for the use of the composition (and the publishing company in turn pays a royalty to the writer) and by us to the recording artist for the use of the recording.

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

EMPLOYEES

As of June 30, 2005, we have two employees, Jacques Tizabi, who is our Chief Executive Officer and President, and Ali Moussavi, who is our Secretary and Treasurer. Messrs. Tizabi and Moussavi each expect to devote at least 10 hours per week on our business. We also utilize outside consultants and advisors from time to time to provide various services, including Malik Miller, who as music and entertainment law consultant provides expertise in the areas of music and entertainment law, Nima Montazeri who is active in company's business affairs and oversees all our internal operations, Amir Ettehadieh who scouts music talent and does promotional work, and Sohrab Ghodoosi who actively recruits talent as an artist and repertoire representative. These persons work under informal advisory relationships. Mr. Miller has more than six years of experience in music and entertainment law, and he has most recently worked as an independent legal consultant to various companies, as in-house counsel to D&D Studios, which is a music and entertainment studio, and as an attorney at the law firm of Manatt, Phelps & Phillips, LLP. Mr. Montazeri has extensive experience in management consulting and corporate finance and has worked with various public companies with regards to their management control systems and corporate structures. Mr. Montazeri also serves as the Vice President of Strategic Development for Universal Detection Technology (OTCBB:UDTT), which is an SEC reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Relevant experience of each of Messrs. Ettehadieh and Ghodoosi includes extensive networking and development of contacts within the music and entertainment industry and the completion of coursework through UCLA Extension that focuses on the business aspects of the music and entertainment industry. Mr. Ettehadieh also serves as director of research and development for Universal Detection Technology (OTCBB:UDTT), which is an SEC reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, Randall Murchison and Jo D. Jonz are two artist and repertoire (A&R) advisors providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists. Mr. Murchison is well-known and very involved with the hip-hop scene in Los Angeles, including having organized numerous hip-hop and rap showcases through his Music & Strength Workshop. He has also produced, edited and marketed music, video and graphics. Mr. Jonz is well-known in the rap music scene in Los Angeles, he has written and produced music, and he has performed at many clubs in Los Angeles. We expect to hire additional employees as needed in the future as our infrastructure grows. None of our employees are represented by a labor union. We consider our employee relations to be good.

RISK FACTORS

In addition to the other information in this annual report on Form 10-KSB, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.

As of June 30, 2005, we had $10,694 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Approximately $75,000 will be spent on general and administrative expenses, $125,000 on artist development, which includes entertainment, travel and artist promotion, and $25,000 in consultant and advisory fees. In addition, we require approximately $145,000 to repay indebtedness in the next twelve months. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

Current market conditions present uncertainty as to our ability to secure additional financing. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations. Continued negative cash flows create substantial doubt about our ability to implement our operating plan and we may have to reduce the scope of our planned operations. If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations. We have experienced operating losses since our inception and the report of our independent registered public accounting firm expresses substantial doubt concerning our ability to continue operations as a going concern.

We have earned no revenue since our inception and have incurred a net loss of $214,331 from inception through June 30, 2005. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. The report of our independent registered public accounting firm, dated October 25, 2005, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment. It is difficult to evaluate our business and prospects because we have a limited operating history.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If a market for our Class A common stock develops and our operating results fluctuate negatively in any future period, the trading price of our Class A common stock may fall significantly. Factors that may cause our operating results to fluctuate significantly include the following:

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

RISKS RELATED TO OUR BUSINESS

We are a development stage independent record label with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our ability to successfully generate revenue. We operate as an independent record label with no substantial tangible assets in a highly competitive industry. Our management has no significant experience in managing an independent record label. We have little operating history, no client base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

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

If we have difficulty enforcing our intellectual property rights our future profitability may suffer. The decreasing cost of electronic equipment and related technology has made it easier to create unauthorized versions of audio and audiovisual products such as compact discs, videotapes and DVDs. A substantial portion of our revenue is expected to come from the sale of audio and audiovisual products potentially subject to unauthorized copying. Similarly, advances in Internet technology have increasingly made it possible for computer users to share audio and audiovisual information without the permission of the copyright owners and without paying royalties to holders of applicable intellectual property or other rights. While we do not currently hold any intellectual property rights, intellectual property rights to information that are expected to represent a substantial portion of our market value may be subject to widespread, uncompensated dissemination on the Internet. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor, or if we fail to develop effective means of protecting our intellectual property or entertainment-related products and services, our future profitability may suffer.

RISKS RELATED TO OUR CAPITAL STRUCTURE

The control by our majority stockholders, and their disparate voting rights, may make certain transactions impossible without the approval of these majority stockholders. We are controlled by Jacques Tizabi and Ali Moussavi, who beneficially own approximately 57.8% of our Class A common stock and 100% of our outstanding Class B common stock (or approximately 73.2% of our outstanding capital stock). The holders of Class A common stock and Class B common stock have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of the stockholders. As a result, Messrs. Tizabi and Moussavi hold approximately 93.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Tizabi and Moussavi will be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions, and will also have control over our management and affairs. As a result of such control, certain transactions may not be possible without the approval of Messrs. Tizabi and Moussavi, including proxy contests, tender offers, open market purchase programs or other transactions that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of Class A common stock.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company may become subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS MARKET INFORMATION

As of the date of this filing, there is no public trading market for our Equity securities

HOLDERS

As of January 25, 2006, there were approximately 30 shareholders of record. This figure does not include beneficial owners who hold shares in nominee name. Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November 2003, our Board of Directors and stockholders adopted the 2003 Stock Option, Deferred Stock and Restricted Stock Plan (the "Plan"), which provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs"), deferred stock and restricted stock awards ("Awards"). The Plan may be administered by either the Board of Directors or a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of our company or any of its subsidiaries. The exercise price for any ISO granted under the Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding shares of our Class A common stock) of the fair market value of the shares of our Class A common stock at the time the option is granted. The exercise price for any NQSO granted under the Plan may not be less than 85% of the fair market value of the shares of our Class A common stock at the time the option is granted. The purpose of the Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects our company.

The Plan authorizes the grant of options to purchase, and Awards of, an aggregate of up to 5,000,000 shares of our Class A common stock. The number of shares of Class A common stock reserved for issuance under the Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Plan.

Under the Plan, we may make loans available to stock option holders who are not insiders, directors or officers of our company, subject to the Committee's approval, in connection with the exercise of stock options granted under the Plan. If shares of our Class A common stock are pledged as collateral for such indebtedness, such shares may be returned to us in satisfaction of such indebtedness. If so returned, such shares of Class A common stock shall again be available for issuance in connection with future stock options and Awards under the Plan.

No options or Awards may be granted under the Plan after November 21, 2013, provided that our Board of Directors does not otherwise amend or terminate the Plan prior to such date.

Options granted under the Plan will become exercisable according to the terms of the grant made by the Board of Directors or the Committee. Awards will be subject to the terms and restrictions of the award made by the Board of Directors or the Committee. The Board of Directors and the Committee have discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted, and in the case of options, whether it is intended to be an ISO or a NQSO, and when and in what increments shares covered by the option may be purchased. Under current law, ISOs may not be granted to any individual who is not also an officer or employee of our company or any subsidiary.

The exercise price of any option granted under the Plan is payable in full (i) in cash, (ii) by surrender of shares of our Class A common stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased, (iii) by cancellation of indebtedness owed by our company to the option holder, (iv) by a full recourse promissory note executed by the option holder, (v) by arrangement with a broker or (vi) by any combination of the foregoing. The terms of any promissory note may be changed from time to time by the Board of Directors to comply with applicable Internal Revenue Service or Securities and Exchange Commission regulations or other relevant pronouncements.

The Board of Directors may from time to time revise or amend the Plan and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding stock option or Awards without such participant's consent or may, without stockholder approval, increase the number of shares of our Class A common stock subject to the Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the Plan, materially increase the benefits accruing to participants under the Plan or extend the maximum option term under the Plan.

As of January 25, 2006, no options to purchase shares of our Class A common stock had been granted or were outstanding under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the period covered by this annual report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d);
(3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

In July 2003, we issued 400,000 shares of our common stock (post-split) to each of Amir Ettehadieh and Nima Montazeri for $200 and in exchange for services provided to our company.

Between July and October 2003, we issued an aggregate of 299,750 restricted shares ofour common stock (post-split) were issued for $29,975 to 15 accredited investors. The investors were Kathy Mary Thompson, John David Vaugh, Cecil Cousley, Declan Bennet, Robert Forster, Sheila Deen, Jan Derycke, David Lee, David Clark, Mats Leksell, David Wheatcroft, Bjorn Engblom, Katherine Glass, Andrew Whiting and Robert Burgess. Placement agent fees of approximately $3,000 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

In September 2003, we issued an aggregate of 8,000,000shares of restricted common stock (post-split) for $16,000 to eight accredited investors Placement agent fees of $1,599 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

In November 2003, 11,500 restricted shares of our common stock (post-split) were issued for $1,150 to one investor, Pembrooke Partners. Placement agent fees of approximately $115 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Regulation S of the Securities Act of 1933, during the period covered by this annual report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act pursuant to Regulation S insofar as (i) the transactions were "offshore transaction" and (ii) neither the registrant nor any of its any affiliate engaged in any directed selling efforts that may condition the United States market for the securities offered or sold.

In January 2004, we issued an aggregate of 50,000 shares of restricted common Stock for gross proceeds of $5,000 to Pembrooke Partners. Placement agent fees of $500 were paid to Astor Capital, Inc., of which each of our directors is a co-founder and managing partner.

In April 2004, we issued an aggregate of 10,000 shares of restricted common Stock for gross proceeds of $5,000 to Mark Ashley Shepperson, pursuant to a private placement offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB. This annual report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors - many of which are beyond our control - could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance.

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

These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under "Risk Factors" and elsewhere in this annual report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

OVERVIEW

We were incorporated in Nevada in August 2001 and have established our company as an independent record label to capitalize on the growth of the music industry and that of the "hip-hop" and rap genres in particular. By identifying and representing new, high-potential artists in these categories, our primary objective will be to successfully introduce these artists to large audiences and to create a loyal following from fans.

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

During the next 12 months, we plan to focus on acquiring two artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Of this amount, approximately $75,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. We expect that these amounts will be sufficient to cover all of our anticipated costs including general and administrative expenses for the next 12 months, and we do not anticipate any other material operational costs for the next 12 months. In addition, we require $145,000 to repay indebtedness in the next 12 months. Given the current lack of revenues and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $370,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors - Risks Related to Our Financial Results."

We expect that our promotional efforts on behalf of our clients will primarily consist of the creation of recordings of their projects and talent typically on compact disc or online, the distribution of these recordings to the appropriate parties in the music industry, the introduction of our clients to related industry decision-makers, and the making of personal presentations on behalf of our clients to prospective interested parties. During the next 12 months, we intend to focus our efforts on two aspects of the business. The first is creating awareness within the music industry of our business. While none of our existing directors or officers has prior business experience with a record label company, these persons have arranged informal advisory arrangements with a number of industry professionals who have agreed to afford our company access to their existing relationships in the music and entertainment industry. In addition, two artist and repertoire (A&R) advisors are providing us with introductions to their contacts within the music and entertainment industry as well as scouting and identifying for us new, high-potential artists performing at showcases, clubs and other small venues. These A&R advisors are providing their services with the understanding that if we sign any artists that they introduce to us, they will receive compensation at a negotiated royalty rate on future sales of those artists' products. We have and intend to continue to market our business by generally making those in the music and entertainment industry aware of the services we will provide. Our marketing efforts undertaken to date include generating interest in our record label by word-of-mouth and distributing business cards and other promotional materials and at concerts and other music events, as well as, networking with other professionals at courses, seminars and other music and entertainment industry gatherings.

Our goal is to build a database of industry participants through these advisory relationships and to thereafter build upon that database through referrals from existing contacts. After our initial marketing campaign, we anticipate that further marketing of our company will be conducted almost exclusively through word-of-mouth, as well as the successful distribution of our project "Rap Battle." During our first year of operations, we intend to start identifying clients that show promise but require our services to move forward, and clients that we determine are likely to generate recurring revenues. We intend to derive these initial clients from that pool of industry referrals and relationships referenced above. Following that, we anticipate using these initial clients to generate sufficient revenue to maintain our operating expenses. Our main focus is the production of additional editions and commencing the distribution of our first project, "Rap Battle."

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $56,084 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD". We have produced 4 volumes of "Rap Battle" and are currently negotiating with a third party distributor to distribute "Rap Battle" through its distribution channels.

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through June 30, 2005. Operating expenses from inception through June 30, 2005 is comprised of general and administrative fees of $193,857, and depreciation expenses of $1,680. We had a net loss for the period from inception through June 30, 2005 of $214,331.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of June 30, 2005 through the private sales of restricted Class A common stock to 28 accredited investors. As of June 30, 2005, we have outstanding loans from unrelated parties in the amount of $145,000. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On January 19, 2005, our company received $30,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On June 1, 2005, our company received $25,000 under a promissory note agreement with an unrelated party, due June 30, 2005.

As of June 30, 2005, we had $10,694 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next six months and capital expenditures that relate to the organization of our company. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Approximately $75,000 will be spent on general and administrative expenses, $125,000 on artist development, which includes entertainment, travel and artist promotion, and $25,000 in consultant and advisory fees. In addition, we require approximately $145,000 to repay indebtedness in the next twelve months. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next six months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 7 is incorporated by reference to our Consolidated Financial Statements and our Report of our Independent Registered Public Accounting Firm beginning at page F-1 of this Form 10-KSB.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identity

The following table identifies our current executive officers and directors and their respective offices held:

     Name               Age                      Position
     ----               ---                      --------

Jacques Tizabi          34       Chief Executive Officer and Chairman of the
                                 Board of Directors
Ali Moussavi            34       Director, Secretary, and Director

Business Experience

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

Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004, beneficial owners complied with
Section 16(a) filing requirements applicable to them, except that they have not filed Form 5's, but had no trading activity in 2004.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table shows the compensation paid over the past three fiscal years with respect to our "named executive officers" as that term is defined by the under the Securities and Exchange Act of 1934.

                                    Annual Compensation                               Long Term Compensation
                                ---------------------------     -----------------------------------------------------------------
                                                                            Awards                       Payouts
                                                                ---------------------------   -----------------------------------
                                                                                              Securities
                                                                                 Restricted   Underlying
    Name and Principal                                          Other Annual       Stock       Options/    LTIP        All Other
         Position               Year    Salary        Bonus     Compensation      Award(s)     SARs (#)   Payouts    Compensation
         --------               ----    ------        -----     ------------      --------     --------   -------    ------------
Jacques Tizabi                  2005       --          --             --             --           --         --
   Chief Executive Officer      2004       --          --             --             --           --         --            --
                                2003       --          --             --             --           --         --            --
                                2002                                 250(1)
Ali Moussavi                    2005       --          --             --             --           --         --            --
   Treasurer, Secretary         2004       --          --             --             --           --         --            --
                                2003       --          --             --             --           --         --            --
                                2002                                 250(1)

(1) Reflects 12,000,000 shares of Common Stock granted to the officer on February 11, 2002 valued at 250, for past & future services to the Company.

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended June 30, 2005.

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended June 30, 2005.

We do not have any Long-Term Incentive Plans.

Compensation of Directors

We currently have two directors. They have not been compensated to date. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. No additional amounts are payable to the Company's directors for committee participation or special assignments. There are no other arrangements pursuant to which any director was compensated during the Company's last completed fiscal year for any service provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have no employment contracts with our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of February 1, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, and (iii) each of the Officers of the Company.

      The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                                              Number of Shares        Percent of
      Name of Beneficial Owner                of Common Stock           Class

Jacques Tizabi,
   Chief Executive Officer, Director             12,000,000               37%

Ali Moussavi
   Director, Treasurer, Secretary                12,000,000               37%

(1) Represented by 6,000,000 shares of Class A Common Stock and 6,000,000 shares of Class B Common Stock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NONE

ITEM 13. EXHIBITS

Exhibit
Number            Description of Exhibit
-------           --------------------------------------------------------------
3.1               Articles of Incorporation. (1)
3.2               Certificate of Amendment to Articles of Incorporation. (1)
3.3               Certificate of Amendment to Articles of Incorporation. (1)
3.4               Amended and Restated Bylaws. (1)
10.1              2003 Stock Option, Deferred Stock and Restricted Stock Plan.
                  (1)
10.2              Promissory note dated as of April 21, 2004 by and between
                  Jacques Tizabi and the Registrant. (2)
10.3              Amendment to note dated as of August 2, 2004 by and between
                  Jacques Tizabi and the Registrant. (3)
10.4              Registration Rights Agreement dated as of April 21, 2004 by and between Messrs. Tizabi and Moussavi and the Registrant.
                  (2)
10.5              Promissory Note dated as of June 5, 2004 by and between Zebra
                  Equities and the Registrant. (4)
10.6              Promissory Note dated as of June 25, 2004 by and between
                  Jacques Tizabi and the Registrant. (4)
10.7              Promissory Note dated October 29, 2004 by and between the
                  Registrant and JRT Holdings, Inc. (5)
10.8              Promissory Note dated November 16, 2004 by and between the
                  Registrant and JRT Holdings, Inc. (5)
10.9              Agreement dated July 9, 2004 by and between the Registrant and
                  NT Media Corp. of California. (5)
10.10             Promissory Note dated December 10, 2004 by and between the
                  Registrant and Jacques Tizabi. (6)
10.11             Promissory Note dated December 23, 2004 by and between the
                  Registrant and European Equity Group. (6)
10.12             Promissory Note dated December 31, 2004 by and between the
                  Registrant and Jacques Tizabi. (6)
10.13             Promissory Note dated December 31, 2004 by and between the
                  Registrant and JRT Holdings, Inc. (6)
10.14             Promissory Note dated January 24, 2005 by and between the
                  Registrant and European Equity.
10.15             Promissory Note dated June 1, 2005 by and between the
                  Registrant and Exponential Investments.
10.16             Promissory Note dated May 8, 2005 by and between the
                  Registrant and Jacques Tizabi.
21.1              Subsidiaries of the Registrant
24.1              Power of Attorney (included on signature page).
31.1              Certification of the Chief Executive Officer pursuant
                  Securities Exchange Act Rule 13a-14(a).
31.2              Certification of the Principal Accounting and Financial
                  Officer and Treasurer pursuant Securities Exchange Act Rule
                  13a-14(a).
32.1              Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2              Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

      (1) Previously filed as an exhibit to our Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on December 5, 2003, and incorporated herein by this reference.
      (2) Previously filed as an exhibit to our Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on April 21, 2004, and incorporated herein by this reference.
      (3) Previously filed as an exhibit to our Registration Statement on Form SB-2, as amended (File No. 333-110934), filed with the Securities and Exchange Commission on August 2, 2004, and incorporated herein by this reference.
      (4) Previously filed as an exhibit to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 12, 2004, and incorporated herein by this reference.
      (5) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on December 14, 2004, and incorporated herein by this reference.
      (6) Previously filed as an exhibit to our Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on February 22, 2005, and incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004.

                                                      Fiscal Year Ended
        Fee Category                          June 30, 2005        June 30, 2004
        ----------------------------------    ----------------------------------
(i)     Audit Fees                                $18,262              $10,345
(ii)    Audit Related Fees                        $ 2,931              $15,560
(iii)   Tax Fees                                    1,298                2,090
(iv)    All Other Fees                                 --                   --
        Total Fees                                $22,491              $27,995

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by AJ. ROBBINS, P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. The Company was not provided with any tax-related services in fiscal 2005 or 2004.

All Other Fees. All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors has not appointed any directors to serve on its Audit Committee, and accordingly, the Company's entire Board of Directors will perform the function of the Audit Committee until directors are appointed to serve on the Audit Committee. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by AJ. ROBBINS, P.C. is compatible with maintaining AJ. ROBBINS, P.C. independence.

All of the work expended by AJ. ROBBINS, P.C. on our June 30, 2005 audit was attributed to work performed by AJ. ROBBINS, P.C.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Beverly Hills, State of California, on this 31st day of January, 2006.

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

Signature                Title                                         Date
----------------------   ------------------------------------------    ----------------

/s/ Jacques Tizabi       President, Chief Executive Officer            January 25, 2006
----------------------   and Director
Jacques Tizabi

/s/ Ali Moussavi         Secretary, Treasurer and Director             January 25, 2006
----------------------   Principal Accounting and Financial
Ali Moussavi             Officer

                              RIDDLE RECORDS, INC.

INDEX TO FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm................F-2
      Balance Sheet..........................................................F-3
      Statements of Operations...............................................F-4
      Statement of Changes in Stockholders' Equity (Deficit).................F-5
      Statements of Cash Flows...............................................F-7
      Notes to Financial Statements..........................................F-8

                                AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                    SUITE 600
                                DENVER, CO 80202

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Riddle Records, Inc.
Beverly Hills, California

We have audited the accompanying balance sheet of Riddle Records, Inc. (a development stage company) as of June 30, 2005 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period then ended and for the period from inception (August 8, 2001) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riddle Records, Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period from inception (August 8, 2001) to June 30, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. The Company is in default on $145,000 of it's notes payable. It's ability to continue as a going concern is dependent upon it's ability to develop additional sources of capital, and ultimately, achieve profitable operations. These conditions raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                /s/ AJ. ROBBINS, P.C.
                                                ----------------------------
                                                CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
October 25, 2005

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                  June 30, 2005

                                     ASSETS

CURRENT ASSETS:
       Cash                                                                    $     10,694
       Film costs                                                                    56,084
       Prepaid loan fees                                                              3,750
                                                                               ------------
         Total current assets                                                        70,528
                                                                               ------------

     EQUIPMENT, net of accumulated depreciation                                       1,921
                                                                               ------------

                                         Total assets                          $     72,449
                                                                               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                   $     68,072
       Accrued interest payable                                                       4,274
       Accrued expenses, related party                                                  250
       Amounts due to related parties                                                15,132
       Notes payable                                                                145,000

                                                                               ------------
         Total current liabilities                                                  232,728
                                                                               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock:  10,000,000 shares authorized,
        -0- issued and outstanding                                                       --
     Class A Common Stock:  80,000,000 shares authorized,
        $.001 par value, 20,771,250 issued and outstanding                           20,771
     Class B Common Stock:  20,000,000 shares authorized,
       $.001 par value, 12,000,000 shares issued and outstanding                        250
     Additional paid-in-capital                                                      33,031
     Deficit accumulated during the development stage                              (214,331)
                                                                               ------------
         Total stockholders' equity (deficit)                                      (160,279)
                                                                               ------------

                     Total liabilities and stockholders' equity (deficit)      $     72,449
                                                                               ============

                See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                           Inception
                                                                                        (August 8, 2001)
                                                              Year Ended                       to
                                                                June 30                      June 30
                                                        2005               2004               2005
                                                   --------------     --------------     --------------
EXPENSES:
    General and administrative                     $       87,352     $      106,188     $      193,857
    Depreciation                                              720                720              1,680
                                                   --------------     --------------     --------------
                        Total expenses                     88,072            106,908            195,537
                                                   --------------     --------------     --------------

OTHER (EXPENSE):
    Loan fees                                               4,917                333              5,250
    Interest expense                                        7,863                632              8,495
    Interest expense, related party                           993                185              1,221
                                                   --------------     --------------     --------------
                        Total other expenses               13,773              1,150             14,966
                                                   --------------     --------------     --------------

(LOSS) BEFORE INCOME TAXES                               (101,845)          (108,058)          (210,503)
Provision for income taxes                                  2,984                844              3,828
                                                   --------------     --------------     --------------

NET (LOSS)                                         $     (104,829)    $     (108,902)    $     (214,331)
                                                   ==============     ==============     ==============

(Loss) per common share-basic and diluted          $           (*)    $           (*)
                                                   ==============     ==============

Weighted average number of shares outstanding          32,771,250         30,863,593
                                                   ==============     ==============

*Less than $0.01 per share

                See accompanying notes to financial statements.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                   Common Stock                Class A Common Stock            Class B Common Stock
                           ---------------------------     ---------------------------     ---------------------------
                              Shares          Amount          Shares          Amount          Shares          Amount
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance, August 8,
2001                                                                --              --              --              --

Issuance of common
stock at $.00002
per share, February
11, 2002                    24,000,000             500

Stock cancellation
due to
recapitalization           (24,000,000)           (500)

Stock issuance due
to recapitalization                 --              --      12,000,000             250      12,000,000             250

Net loss                            --              --
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance, June 30,
2002                                                        12,000,000             250      12,000,000             250

Class A Common Stock
subscribed at $.10 per
share, net of offering
costs of $1,998,
June 27, 2003                       --              --              --              --              --              --

Net (loss)                                                          --              --              --              --
                           -----------     -----------     -----------     -----------     -----------     -----------

Balance, June 30,
2003                                --              --      12,000,000             250      12,000,000             250

Class A Common
stock issued for
services at $.001
per share, July 1,
2003                                --              --         400,000             400              --              --

Issuance of Class A
Common Stock
subscribed, July
11, 2003                            --              --         199,750          11,950              --              --

Issuance of Class A
Common Stock at
$.002 per share,
net of offering
costs of $16,000,
September 22, 2003                  --              --       8,000,000           8,000              --              --

Issuance of Class A
Common Stock at
$.10 per share,
net of offering
costs of $1,000,
October 1, 2003                     --              --         100,000             100              --              --

Issuance of Class A
Common Stock at
$.10 per share,
net of offering
costs of $115,
November 11, 2003                   --              --          11,500              11              --              --

Class A Common
Stock at $.10 per
share, net of
offering costs of
$500, January
14, 2004                            --              --          50,000              50              --              --

Class A Common
Stock at $.50 per
share, net of
offering costs of
$4,180, April 8,
2004                                --              --          10,000              10              --              --

Net (loss)
                           -----------     -----------     -----------     -----------     -----------     -----------

Balance, June 30,
2004                                --              --      20,771,250     $    20,771      12,000,000     $       250

Debt and accrued
interest forgiven
by stockholders
Net (loss)                          --              --              --              --              --              --
                           -----------     -----------     -----------     -----------     -----------     -----------

Balance, June 30,
2005                                --     $        --      20,771,250     $    20,771      12,000,000     $       250
                           ===========     ===========     ===========     ===========     ===========     ===========

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  (Deficit)
                                                                                 Accumulated
                                                Additional         Common           during              Total
                                                 Paid-In            Stock         Development        Stockholders'
                                                 Capital         Subscribed          Stage          Equity(Deficit)
                                             --------------    --------------    --------------     --------------
Balance, August 8, 2001                                  --                --                --                 --

Issuance of common stock at $.00002
per share, February 11, 2002                                                                                   500

Stock cancellation due to
recapitalization                                                                                              (500)

Stock issuance due to
recapitalization                                         --                --                --                500

Net loss                                                                                   (146)              (146)
                                             --------------    --------------    --------------     --------------
Balance, June 30, 2002                                   --                --              (146)               354

Class A Common Stock subscribed at $.10
per share, net of offering costs of
$1,998, June 27, 2003                                    --            17,977                --             17,977

Net (loss)                                               --                --              (454)              (454)
                                             --------------    --------------    --------------     --------------

Balance, June 30, 2003                                   --            17,977              (600)            17,877
Class A Common stock issued for
services at $.001 per share,
July 1, 2003                                             --                --                --                400

Issuance of Class A Common Stock
subscribed, July 11, 2003                             6,027           (17,977)               --                 --

Issuance of Class A Common Stock
at $.002 per share, net of
offering costs of
September 22, 2003                                    6,401                --                --             14,401

Issuance of Class A Common  Stock
at $.10 per share, net of
offering costs of $1,000,
October 1, 2003                                       8,900                --                --              9,000

Issuance of Class A Common Stock
at $.10 per share, net of
offering costs of $115,
November 11, 2003                                     1,024                --                --              1,035

Class A Common Stock at $.10 per
share, net of offering costs of
$500, January 14, 2004                                4,450                --                --              4,500

Class A Common Stock at $.50 per
share, net of offering costs of
$4,180, April 8, 2004                                   810                --                --                820

Net (loss)                                                                             (108,902)          (108,902)
                                             --------------    --------------    --------------     --------------

Balance, June 30, 2004                       $       27,612    $           --    $     (109,502)    $      (60,869)

Debt and accrued interest forgiven
by stockholders                                       5,419                                                  5,419

Net (loss)                                               --                --          (104,829)          (104,829)
                                             --------------    --------------    --------------     --------------

Balance, June 30, 2005                       $       33,031    $           --    $     (214,331)    $     (160,279)
                                             ==============    ==============    ==============     ==============

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                       Inception
                                                                                                                    (August 8, 2001)
                                                                                            Year Ended                      to
                                                                                              June 30,                   June 30,
                                                                                       2005              2004              2005
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
 Net (loss)                                                                        $   (104,829)     $   (108,902)     $   (214,331)
 Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation                                                                            720               720             1,680
    Class A Common Stock issued for services                                                 --               400               400
 Changes in assets and liabilities:
    Decrease in prepaid loan fees                                                           (83)           (3,667)           (3,750)
    Increase in accounts payable                                                         33,993            34,079            68,072
    Increase (Decrease) in accrued expenses, related party                                 (973)            1,399               769
    Increase (Decrease) in amounts due to related parties                                13,833              (998)           12,835
    Increase in interest payable                                                          4,274                --             4,274

                                                                                   ------------      ------------      ------------
                                    Net cash (used in) operating activities             (53,065)          (76,969)         (130,051)
                                                                                   ------------      ------------      ------------

CASH FLOWS (TO) INVESTING ACTIVITIES:
 Investment in film costs                                                               (37,259)          (18,825)          (56,084)
 Purchase of equipment                                                                       --                --            (3,602)
                                                                                   ------------      ------------      ------------
                                    Net cash (used in) investing activities             (37,259)          (18,825)          (59,686)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
 Proceeds from the sale of common shares                                                     --            57,125            57,625
 Payment of offering costs                                                                   --            (7,394)           (7,394)
 Proceeds from note payable                                                             105,000            40,000           145,000
 Repayment of note payable to stockholder                                               (39,500)                            (39,500)
 Proceeds from note payable to stockholder                                               31,000            10,000            44,700
                                                                                   ------------      ------------      ------------
                                  Net cash provided by financing activities              96,500            99,731           200,431
                                                                                   ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                                           6,176             3,937            10,694

CASH AT BEGINNING OF PERIOD                                                               4,518               581                --
                                                                                   ------------      ------------      ------------

CASH AT END OF PERIOD                                                              $     10,694      $      4,518      $     10,694
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

The Company entered into a letter of intent with NT Media of California ("NT"), a related party entity, dated September 11, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be in the form of a promissory note due on or before December 31, 2005. The company believes that it will be able to exploit the results and proceeds of the Project in the distribution of the "direct to DVD". The Company believes that it is too soon to project sales related to the Project.

Financial Instruments and Concentrations of Credit Risk

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

Valuation of the Company's Common Stock

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Black-Scholes Pricing Model to estimate the fair market value.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

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

Capitalized Film Costs

Film costs, including screenplays, rights to books or stage plays, related adaptation costs, development costs, producers' fees, and production overhead including specifically allocable costs are capitalized. Capitalized film costs are amortized using the individual film forecast computation method, which amortizes such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator).

Equipment

Equipment is recorded at cost. Depreciation of equipment is computed using straight-line methods based on the estimated useful lives of the assets. Equipment has estimated useful lives of five years. Depreciation expense for the years ended June 30, 2005 and 2004 was $720 and $720, respectively.

Income Taxes

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

Earnings (Loss) per Share

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No.128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of June 30, 2005, the Company has no dilutive securities and therefore no such presentation is made.

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

NOTE 2 - RISKS AND UNCERTAINTIES

The Company was established to operate as an independent record label to capitalize on the growth of the music industry and that of the "hip-hop" and "rap" genres in particular. By identifying and representing new, high-potential artists in these categories, the primary objective is to successfully introduce these artists to large audiences and create a loyal following from fans. The company has also actively organized rap battles in various locations across the United States, where various artists take part in a lyrical competition against one another and sing to a beat in front of a large audience. Winners advance to future rounds of competition to ultimately compete for a prize. This enables the Company to identify new talented artists with minimal related expenses. The Company has a limited operating history, no client base and no revenue to date. The ultimate success of the Company may be dependent upon increasing market acceptance of its product and the addition of significant artists, neither of which is assured.

NOTE 3 - INCOME TAXES

The Company has a deferred tax asset of $72,873 arising from capitalized start-up costs. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that the deferred tax asset would be realized. The ultimate realization of the deferred tax asset is dependent on the generation of future taxable income in the period in which the temporary differences become deductible. The Company has established a valuation allowance for deferred taxes due to the uncertainty that the deferred tax asset will be realized. In determining the valuation allowance, management considered factors including the reversal of existing temporary differences and estimates of future taxable income.

The income tax provision (benefit) for the years ended June 30, 2005 and 2004 differs from the computed expected provision (benefit) at the federal statutory rate for the following reasons:

                                                          2005           2004
                                                        --------       --------

Computed expected income tax provision (benefit)        $(36,173)      $(36,700)
Increase in valuation allowance                           36,173         36,700
                                                        --------       --------

    Income tax provision (benefit)                      $     --       $      --
                                                        ========       ========

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

The components of the deferred tax assets and (liabilities) as of June 30, 2005 were as follows:

      Deferred tax assets:
      Temporary differences:
          Capitalized start-up costs              $ 72,873
          Valuation allowance                      (72,873)
                                                  --------

          Net long-term deferred tax asset        $     --
                                                  ========

The components of the deferred tax expense (benefit) were as follows for the year ended June 30, 2005:

      Deferred tax assets:
         Increase in net operating loss carryforward         $ 36,173
         Change in valuation allowance                        (36,173)
                                                             --------
                                                             $     --
                                                             ========

As of June 30, 2005, the Company has net operating loss carryforwards available to offset future taxable income of approximately $214,331, expiring beginning in 2024.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2002, the stockholders advanced a total of $300 for the payment of operating expenses. This note was paid in full on March 31, 2004.

During the year ended June 30, 2003, the Company's President advanced $3,700 to the Company under a bridge note payable agreement due upon the sooner of April 7, 2004, or upon the Company raising additional funding of more than $50,000, with interest at a rate of 5%. In April 2004, the note was extended for six months and is payable upon the sooner of October 7, 2004 or upon the Company raising additional funds of more than $50,000. $1,700 of this note was paid on December 31, 2004 and the remaining $2,000 was paid back on January 17,2005.

On January 30, 2004, the Company's President advanced an additional $1,000 for the payment of operating expenses. This note was paid in full on March 31, 2004.

On June 25, 2004, the Company's President advanced $10,000 to the Company under a promissory note agreement due June 5, 2005, with interest at a rate of 9%. This note was paid on December 28, 2004.

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

On October 29, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc. in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On November 16, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc. in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 10, 2004, the Company's President, advanced $10,000 to the Company under a promissory note due March 10, 2005, with an interest rate of 12% per annum.

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

On December 31, 2004, the Company entered into a promissory note agreement with JRT Holdings, Inc. in the amount of $21,000. This amount represents the $20,000 loaned to the Company from JRT Holdings, Inc. during October and November 2004 plus accrued interest of $263 and an additional $738 for extending the due date to June 30, 2005.

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

On May 8, 2005, the Company's President, advanced $1,000 to the Company under a promissory note due June 30, 2005, with an interest rate of 9% per annum. This note was paid back on May 31, 2005.

On October 21, 2005, the Company's Secretary and Treasurer advanced $16,000 to the Company under a promissory note with an interest of 10% per annum due on or before January 21, 2006.

NOTE 5 - NOTES PAYABLE

The following provides the principle terms of the outstanding debt as of June 30, 2005:

On June 5, 2004, the Company received $40,000 under a bridge note payable agreement with an unrelated party, due June 5, 2005, with interest at a rate of 10%. In connection with the note agreement, the Company paid loan fees in the amount of $4,000 to Astor capital (an entity owned by the Company's President & Secretary.) The company has not made its scheduled payments and is in default of this note.

On December 23, 2004, the Company received $50,000 under a promissory note agreement with an unrelated party, due June 30, 2005, with interest at a rate of 9%. On June 22, 2005 the note was amended to extend the due date until October 15, 2005. The company has not made its scheduled payments and is in default of this note.

On January 19,2005, the Company received $30,000 under a promissory note agreement with an unrelated party, due June 30, 2005, with interest at a rate of 9%. On June 22, 2005 the note was amended to extend the due date until October 15, 2005. The company has not made its scheduled payments and is in default of this note.

On June 1, 2005, the Company received $25,000 under a promissory note agreement with an unrelated party, due September 30, 2005, with interest at a rate of 12% per annum. Loan fees of $5,000 are due at maturity. The Company has not made its scheduled payments and is in default of this note.

NOTE 6 - STOCKHOLDERS' EQUITY

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

                              RIDDLE RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Each share of Class A Common Stock entitles the holder to one vote. In contrast, each share of Class B Common Stock entitles the holder to ten votes. Ownership of Class B Common Stock is limited to the holders of such stock prior to the Company's initial public offering of any class of its capital stock and to their affiliates, spouses, or descendants.

In June 2003, the Company sold 199,750 shares of Class A Common Stock to 10 investors for proceeds of $19,975 less a $1,998 placement fee paid to Astor. The Company applied $11,950 to par value (in excess of the actual par value on the stock issuance) in order to "catch up" the par value to actual. This was necessary because the Company, prior to its initial filings with the SEC, did not have par value common stock and issued shares of its Class A Common Stock at values less than the current par value. Subsequent issuances of Class A common shares were issued at or above par value.

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

Note 7 - SUBSEQUENT EVENTS

On September 30, 2005, the Company received $25,000 under a promissory note agreement with an unrelated party, due December 30, 2005, with interest at a rate of 12%. Loan fees of $5,000 are due upon maturity. No payments have been made with respect to this loan.