Form 10QSB
period 2005-09-30
RIDDLE RECORDS INC
filed 2006-05-12
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000−50900

RIDDLE RECORDS, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State of other jurisdiction of incorporation or organization)

88−0507969

(I.R.S. Employer Identification No.)

9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212

(Address of principal executive office)

(310) 273−2407

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

The aggregate market value of the voting and non−voting common equity held by non−affiliates of the issuer as of September 30,2005 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of April 26, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	2

ITEM 1.	FINANCIAL STATEMENTS	2

	BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)	2

	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED) AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO SEPTEMBER 30, 2005(UNAUDITED)	3

	STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND 2004 (UNAUDITED) AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO SEPTEMBER 30, 2005 (UNAUDITED)	4

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	22

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

PART I − FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
September 30, 2005

ASSETS

CURRENT ASSETS:
Cash	$1,371
Film costs	63,484
Prepaid loan fees, net	5,000
Total current assets	69,855

EQUIPMENT, net of accumulated depreciation	1,741

Total assets	$71,596

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,168
Accrued interest payable	11,637
Amounts due to related parties	15,132
Notes payable	170,000

Total current liabilities	243,937

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 10,000,000 shares authorized,
-0- issued and outstanding	-
Class A Common Stock: 80,000,000 shares authorized,
$.001 par value, 20,771,250 issued and outstanding	20,771
Class B Common Stock: 20,000,000 shares authorized,
$.001 par value, 12,000,000 shares issued and outstanding	250
Additional paid-in-capital	33,031
Deficit accumulated during the development stage	(226,393)
Total stockholders' equity (deficit)	(172,341)

Total liabilities and stockholders' equity (deficit)	$71,596

See accompanying notes to unaudited financial statements.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(August 8, 2001)
	Three Months Ended				to
	September 30				September 30
	2005		2004		2005

EXPENSES:

General and administrative		$4,582		$43,627	$198,439
Depreciation and amortization		180		180	1,860
Total expenses		4,762		43,807	200,299

OTHER (EXPENSE):

Loan fees		3,750		1,000	9,000
Interest expense		3,550		1,000	12,045
Interest expense, related party		-		283	1,221
Total other expenses		7,300		2,283	22,266

LOSS BEFORE INCOME TAXES		(12,062)		(46,090)	(222,565)

Provision for income taxes		-		-	3,828

NET (LOSS)		$(12,062)		$(46,090)	$(226,393)

(Loss) per common share-basic and diluted	$	*	$	*

Weighted average number of shares outstanding		32,771,250		32,771,250

*Less than $0.01 per share

See accompanying notes to unaudited financial statements.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
			(August 8, 2001)
	Three Months Ended		to
	September 30,		September 30,
	2005	2004	2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(12,062)	$(46,090)	$(226,393)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	180	180	1,860
Class A Common Stock issued for services	-	-	400
Changes in assets and liabilities:
Decrease in prepaid loan fees	(1,250)	1,000	(5,000)
Increase in bank overdraft	-	1,756	-
(Decrease) Increase in accounts payable	(17,341)	41,452	45,390
Increase in accrued interest payable	3,550	1,000	11,637
Increase (Decrease) in amounts due to related parties	-	184	15,132

Net cash (used in) operating activities	(26,923)	(518)	(156,974)

CASH FLOWS (TO) INVESTING ACTIVITIES:
Investment in film costs	(7,400)	(4,000)	(63,484)
Purchase of equipment	-	-	(3,602)
Net cash (used in) investing activities	(7,400)	(4,000)	(67,086)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from the sale of common shares	-	-	57,625
Payment of offering costs	-	-	(7,394)
Proceeds from note payable	25,000	-	170,000
Repayment of note payable to stockholder	-	-	(39,500)
Proceeds from note payable to stockholder	-	-	44,700
Net cash provided by financing activities	25,000	-	225,431

NET INCREASE (DECREASE) IN CASH	(9,323)	(4,518)	1,371

CASH AT BEGINNING OF PERIOD	10,694	4,518	-

CASH AT END OF PERIOD	$1,371	$-	$1,371

See accompanying notes to unaudited financial statements.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 − BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of Riddle Records, Inc. included in the Form 10-KSB for the fiscal year ended June 30, 2005.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 − SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to the Company's overall results of operations depending on the number of stock options granted in a given year.

Earnings (Loss) per Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of September, 2005, the Company has no dilutive securities and therefore no such presentation is made.

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

NOTE 3 − RELATED PARTY TRANSACTIONS

During the period ended June 30, 2002, the stockholders advanced a total of $300 for the payment of operating expenses. This note was paid in full on March 31, 2004.

During the year ended June 30, 2003, the Company's President advanced $3,700 to the Company under a bridge note payable agreement due upon the sooner of April 7, 2004, or upon the Company raising additional funding of more than $50,000, with interest at a rate of 5%. In April 2004, the note was extended for six months and is payable upon the sooner of October 7, 2004 or upon the Company raising additional funds of more than $50,000. $1,700 of this note was paid on December 31, 2004 and the remaining $2,000 was paid back on January 17, 2005.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 − NOTES PAYABLE

The following provides the principle terms of the outstanding debt as of September 30, 2005:

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On January 19, 2005, the Company received $30,000 under a promissory note agreement with an unrelated party, due June 30, 2005, with interest at a rate of 9%. On June 22, 2005 the note was amended to extend the due date until October 15, 2005. The company has not made its scheduled payments and is in default of this note.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

We had no substantial operations from inception through August 2003. In August 2003, we commenced operations as an independent record label by establishing our business model, raising initial monies through the sale of our equity securities and solidifying informal advisory agreements with a number of industry professionals who agreed to afford our company access to their existing relationships in the music and entertainment industry. We have, and intend to continue to market our business model by generally making those in the music and entertainment industries aware of the services we will provide. We have had discussions with a number of artists, but have not signed any artist as of September 30, 2005.

During the next 12 months, we plan to focus on acquiring two artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Of this amount, approximately $75,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. In addition, we require approximately $170,000 to repay indebtedness in the next twelve months. Given the current lack of revenues and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $225,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors - Risks Related to Our Financial Results.”

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. We have recorded $63,484 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD". We have produced 4 volumes of “Rap Battle” and are currently negotiating with a third party distributor to distribute "Rap Battle" through its distribution channels.

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through September 30, 2005. Operating expenses from inception through September 30, 2005 is comprised of general and administrative fees of $198,439, and depreciation expenses of $1,860. We had a net loss for the period from inception through September 30, 2005 of $226,393.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of September 30, 2005 through the private sales of restricted Class A common stock to 28 accredited investors. As of September 30, 2005, we have outstanding loans from unrelated parties in the amount of $170,000. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On January 19, 2005, our company received $30,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On September 30, 2005, our Company received $25,000 under a promissory note agreement with an unrelated party, with interest at 12%, due December 30, 2005. As of September 30, 2005, we had $1,371 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.

As of September 30, 2005, we had $1,371 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

We have earned no revenue since our inception and have incurred a net loss of $226,393 from inception through September 30, 2005. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated October 25, 2005, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment. It is difficult to evaluate our business and prospects because we have a limited operating history.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If a market for our Class A common stock develops and our operating results fluctuate negatively in any future period, the trading price of our Class A common stock may fall significantly. Factors that may cause our operating results to fluctuate significantly include the following:

•	our ability to generate enough working capital from future equity sales;
•	our ability to recruit and retain new artists;
•	the level of commercial acceptance by the public of the music offerings of our artists;
•	the long-term commercial success of our artists and their songs with the public;
•	the timing and success of our promotions of our artists;
•	fluctuations in the levels of consumer purchasing activity relating to the purchase of recorded music;
•	the level of commercial success achieved by new music and new music products introduced by us or by our competitors;
•	our ability to enter into joint venture distribution and promotion agreements, which reduce our risk in investing in new unproven artists;
•	fluctuations in the demand for recorded music sales and products associated with music and other entertainment events;
•
extensive competition in the music industry, including direct competition for talent from major recording labels, substantially all of which have significantly greater capital resources and infrastructure than we have;

•	the general threat to the music industry posed by the dissemination of free music over the internet;
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
•	general economic conditions and economic conditions specific to the music industry.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

RISKS RELATED TO OUR BUSINESS

We are a development stage independent record label with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our ability to successfully generate revenue. We operate as an independent record label with no substantial tangible assets in a highly competitive industry. Our management has no significant experience in managing an independent record label. We have little operating history, no client base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our prospectus must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to raise the capital required to develop our initial client base and reputation;
•	we may not be able to successfully implement our business model and strategy;
•	our management has not worked together for very long.

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

We have not signed any artists and may not be successful in signing any artists. In order to attract and sign our initial artists, we will need to overcome the fact that we are a start-up independent record label with no experience in the industry. Artists may be unwilling to be associated with our company because of our lack of expertise and lack of brand name. Even if we do attract initial artists, in order for us to sign additional new artists, any principal artists that we initially sign must remain with us, become popular with our customers and thereafter sustain their popularity. In order to retain initial artists that we have signed, we will need to raise sufficient funds to meet our anticipated needs for working capital and capital expenditures, and we will need to overcome increased competition from other labels. Our business would be adversely affected by:

•	our inability to recruit new artists with commercial promise and to enter into production and promotional agreements with them;
•	the loss of popularity of any artists that we may sign;
•	our inability to maintain relationships with and retain any artists that we may initially sign;
•	non-renewals of current agreements with any artists that we may sign; and
•	poor performance or negative publicity of any artists that we may sign.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The market for the promotion and distribution of music is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the recorded music business have more substantial competitive advantages than we have, including:

•	longer operating histories;
•	significantly greater financial, technical and marketing resources;
•	greater brand name recognition;
•	better distribution channels;
•	larger client bases of artists; and
•	more popular content or artists.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

We believe that historical growth and brand recognition are important factors not only in persuading artists to choose us as their record label, but also in our ability to effectively utilize the dominant marketing resources in the music industry (radio, public relations, trade publications, etc.). We believe that our ability to promote and strengthen our brand will be critical to attracting artists and achieving widespread acceptance of their music. However, brand promotion activities may not yield revenues, and even if they do, any such revenues may not offset the expenses we incur in building our brand. We may be liable to third parties for music and other content that is on the compact discs we will produce and distribute. We may be liable to third parties for the content on the compact discs that we expect to distribute:

•	if the music, text, graphics, or other content on our compact discs violates their copyright, trademark, or other intellectual property rights;
•	if our artists violate their contractual obligations to others by providing content on our compact discs; or
•	if anything on our compact discs is deemed obscene, indecent or defamatory.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

•	variations in our quarterly operating results;
•	changes in securities analysts estimates of our financial performance;
•	changes in general economic conditions and in the music retailing industry;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new contracts with artists, acquisitions, strategic partnerships or joint ventures, or capital commitments;
•	loss of a major artist, partner or joint venture participant or the failure to effectively exploit the catalogs of our musicians; and
•	the addition or loss of key managerial and creative personnel.

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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10−QSB (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a−15 of 15d−15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings with respect to us or any of our properties.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S−B, as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S−B, as adopted pursuant to Section 302 of the Sarbanes−Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes−Oxley Act of 2002.*

−−−−−−−−−−−−−−−−−−
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

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDDLE RECORDS, INC.
/s/ Jacques Tizabi
Jacques Tizabi
Chief Executive Officer (Principal Executive Officer)

Date: