Form 10QSB
period 2005-12-31
RIDDLE RECORDS INC
filed 2006-06-02
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or
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
(Address of principal executive office)

(310) 273−2407
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

The aggregate market value of the voting and non−voting common equity held by non−affiliates of the issuer as of December 31, 2005 cannot be determined because the issuer’s common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer’s Class A and Class B Common Stock, respectively, as of May 24, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	BALANCE SHEET AS OF DECEMBER 31, 2005 (UNAUDITED)	3

	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (UNAUDITED)	4

	STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO DECEMBER 31, 2005 (UNAUDITED)	5

	STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO DECEMBER 31, 2005 (UNAUDITED)	6

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	CONTROLS AND PROCEDURES	24

PART II.	OTHER INFORMATION	25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

Page: 2

ITEM 1. FINANCIAL STATEMENTS.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$818
Film costs	63,484
Total current assets	64,302

EQUIPMENT, net of accumulated depreciation	1,561
Total assets	$65,863

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$61,251
Accrued interest payable	15,957
Amounts due to related parties	15,132
Notes payable - related party	2,000
Notes payable	170,000
Total current liabilities	264,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 10,000,000 shares authorized, -0- issued and outstanding	—
Class A Common Stock: 80,000,000 shares authorized, $.001 par value, 20,771,250 issued and outstanding	20,771
Class B Common Stock: 20,000,000 shares authorized, $.001 par value, 12,000,000 shares issued and outstanding	250
Additional paid-in-capital	33,031
Deficit accumulated during the development stage	(252,529)
Total stockholders' equity (deficit)	(198,477)

Total liabilities and stockholders' equity (deficit)	$65,863

See accompanying notes to unaudited financial statements.

Page: 3

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended December 31,
	2005		2004

EXPENSES:

General and administrative		$16,637		$20,810
Depreciation and amortization		180		180
Total expenses		16,817		20,990

OTHER EXPENSE:

Loan fees		5,000		1,000
Interest expense		4,300		1,113
Interest expense, related party		20		490
Total other expenses		9,320		2,603

(LOSS) BEFORE INCOME TAXES		(26,137)		(23,593)

Provision for income taxes		—		—

NET (LOSS)		$(26,137)		$(23,593)

(Loss) per common share-basic and diluted	$	*	$	*

Weighted average number of shares outstanding		32,771,250		32,771,250

*Less than $0.01 per share

See accompanying notes to unaudited financial statements.

Page: 4

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended December 31,				Inception (August 8, 2001) to December 31,
	2005		2004		2005

EXPENSES:

General and administrative		$21,219		$64,437	$215,075
Depreciation and amortization		360		360	2,040
Total expenses		21,579		64,797	217,115

OTHER EXPENSE:

Loan fees		8,750		2,000	14,000
Interest expense		7,850		2,113	16,345
Interest expense, related party		20		773	1,241
Total other expenses		16,620		4,886	31,586

LOSS BEFORE INCOME TAXES		(38,199)		(69,683)	(248,701)

Provision for income taxes		—		—	3,828

NET (LOSS)		$(38,199)		$(69,683)	$(252,529)

(Loss) per common share-basic and diluted	$	*	$	*

Weighted average number of shares outstanding		32,771,250		32,771,250

*Less than $0.01 per share

See accompanying notes to unaudited financial statements.

Page: 5

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,		Inception (August 8, 2001) to December 31,
	2005	2004	2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(38,199)	$(69,683)	$(252,529)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	360	360	2,040
Class A Common Stock issued for services	—	—	400
Changes in assets and liabilities:
Decrease in prepaid loan fees	3,750	2,000	—
(Decrease) Increase in accounts payable	(1,257)	17,415	66,814
Increase in accrued interest payable	7,870	1,944	12,144
Increase in amounts due to related parties	—	13,832	13,604

Net cash (used in) operating activities	(27,476)	(34,132)	(157,527)

CASH FLOWS (TO) INVESTING ACTIVITIES:
Investment in film costs	(7,400)	(26,209)	(63,484)
Purchase of equipment	—	—	(3,602)
Net cash (used in) investing activities	(7,400)	(26,209)	(67,086)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from the sale of common shares	—	—	57,625
Payment of offering costs	—	—	(7,394)
Proceeds from note payable	25,000	50,000	170,000
Repayment of note payable to stockholder	—	(10,000)	(39,500)
Proceeds from note payable from stockholder	—	30,000	44,700
Net cash provided by financing activities	25,000	70,000	225,431

NET INCREASE (DECREASE) IN CASH	(9,876)	9,659	818

CASH AT BEGINNING OF PERIOD	10,694	4,518	—

CASH AT END OF PERIOD	$818	$14,177	$818

See accompanying notes to unaudited financial statements.

Page: 6

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

Organization and Business
Riddle Records, Inc. (the “Company”) (a development stage company) was incorporated on August 8, 2001 under the laws of the State of Nevada to engage in business as an independent record label that was established to capitalize on the growth of the music industry and that of the “hip-hop” and “rap” genres in particular. The fiscal year end is June 30. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

Going Concern and Plan of Operation
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company is currently devoting its efforts to raising investment capital. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company entered into an agreement with NT Media Corp. of California (“NT”), a related party entity in which a director of the Company is also the president, dated July 9, 2004, wherein it agreed to pay an amount equal to all of NT’s out of pocket costs associated with the project presently entitled “Rap Battle” in exchange for all of NT’s rights in and to the project. The Company believes that it will be able to exploit the results and proceeds of the Project in the distribution of the “direct to DVD”. The Company believes that it is too soon to project total sales related to the Project.

Page: 7

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 − SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Page: 8

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Earnings (Loss) per Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of December 31, 2005, the Company has no dilutive securities and therefore no such presentation is made.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. To date the Company has not issued any equity instruments under its employee compensation plans.

NOTE 3 − RELATED PARTY TRANSACTIONS

During the period ended June 30, 2002, the stockholders advanced a total of $300 for the payment of operating expenses. This note was paid in full on March 31, 2004.

During the year ended June 30, 2003, the Company’s President advanced $3,700 to the Company under a bridge note payable agreement due upon the sooner of April 7, 2004, or upon the Company raising additional funding of more than $50,000, with interest at a rate of 5%. In April 2004, the note was extended for six months and is payable upon the sooner of October 7, 2004 or upon the Company raising additional funds of more than $50,000. $1,700 of this note was paid on December 31, 2004 and the remaining $2,000 was paid back on January 17, 2005.

Page: 9

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

On January 30, 2004, the Company’s President advanced an additional $1,000 for the payment of operating expenses. This note was paid in full on March 31, 2004.

On June 25, 2004, the Company’s President advanced $10,000 to the Company under a promissory note agreement due June 5, 2005, with interest at a rate of 9%. This note was paid on December 28, 2004.

The Company entered into an agreement with NT on July 9, 2004, wherein it agreed to pay an amount equal to all of NT’s out of pocket costs associated with the project presently entitled “Rap Battle” in exchange for all of NT’s rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. The Company has recorded $12,717 of related film costs. The agreement due date has been extended by mutual consent of the parties.

On October 29, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc. in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On November 16, 2004, the Company entered into a bridge loan promissory note agreement with JRT Holdings, Inc. in the amount of $10,000, interest at 9% per annum, due December 31, 2004.

On December 10, 2004, the Company’s President, advanced $10,000 to the Company under a promissory note due March 10, 2005, with an interest rate of 12% per annum.

On December 31, 2004, the Company entered into a bridge promissory note agreement with the Company’s President and Chief Executive Officer, in the amount of $12,000, interest at 9% per annum, due June 30, 2005. This amount represents the $10,000 loaned to the Company on December 10, 2004 plus accrued interest of $800 and an additional $1,200 for extending the due date to June 30, 2005. In connection with this transaction, the officer agreed to forgive $1,700 of previous debt. The amount forgiven was credited to additional paid in capital.

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

Page: 10

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

On May 8, 2005, the Company’s President, advanced $1,000 to the Company under a promissory note due June 30, 2005, with an interest rate of 9% per annum. This note was paid back on May 31, 2005.

On November 22, 2005 the Company’s president made payments on behalf of the Company in the amount of $2,000 to the Company under a promissory note due December 7, 2005, and verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum.

NOTE 4 − NOTES PAYABLE

The following provides the principle terms of the outstanding debt as of December 31, 2005:

On June 5, 2004, the Company received $40,000 under a bridge note payable agreement with an unrelated party, due June 5, 2005, with interest at a rate of 10%. In connection with the note agreement, the Company paid loan fees in the amount of $4,000 to Astor capital (an entity owned by the Company’s President & Secretary.) The company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

On December 23, 2004, the Company received $50,000 under a promissory note agreement with an unrelated party, due June 30, 2005, with interest at a rate of 9%. On June 22, 2005 the note was amended to extend the due date until October 15, 2005. The company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

Page: 11

On January 19, 2005, the Company received $30,000 under a promissory note agreement with an unrelated party, due June 30, 2005, with interest at a rate of 9%. On June 22, 2005 the note was amended to extend the due date until October 15, 2005. The company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

On June 1, 2005, the Company received $25,000 under a promissory note agreement with an unrelated party, due September 30, 2005, with interest at a rate of 12% per annum. Loan fees of $5,000 are due at maturity. The Company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

On September 30, 2005, the Company received $25,000 under a promissory note agreement with an unrelated party, due December 30, 2005, with interest at a rate of 12%. Loan fees of $5,000 are due at maturity. The Company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

NOTE 5 - SUBSEQUENT EVENTS

During January through May 2006, the Company’s president made payments on behalf of the Company totaling $18,178 under various promissory note agreements with an interest rate of 12% per annum. No payments have been made on these notes but the notes have been verbally extended by mutual consent of the parties.

Page: 12

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

Page: 13

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

We had no substantial operations from inception through August 2003. In August 2003, we commenced operations as an independent record label by establishing our business model, raising initial monies through the sale of our equity securities and solidifying informal advisory agreements with a number of industry professionals who agreed to afford our company access to their existing relationships in the music and entertainment industry. We have, and intend to continue to market our business model by generally making those in the music and entertainment industries aware of the services we will provide. We have had discussions with a number of artists, but have not signed any artist as of December 31, 2005.

During the next 12 months, we plan to focus on acquiring two artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Of this amount, approximately $75,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. In addition, we require approximately $172,000 to repay indebtedness in the next twelve months. Given the current lack of revenues and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $225,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors - Risks Related to Our Financial Results.”

Page: 14

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

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. The agreement has been verbally extended by mutual consent of the parties. We have recorded $63,484 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD". We have produced 4 volumes of “Rap Battle” and are currently negotiating with a third party distributor to distribute "Rap Battle" through its distribution channels.

Page: 15

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through December 31, 2005. Operating expenses from inception through December 31, 2005 is comprised of general and administrative fees of $215,075, and depreciation expenses of $2,040. We had a net loss for the period from inception through December 31, 2005 of $252,529.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of December 31, 2005 through the private sales of restricted Class A common stock to 28 accredited investors. As of December 31, 2005, we have outstanding loans from unrelated parties in the amount of $170,000. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On January 19, 2005, our company received $30,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On June 1, 2005, our company received $25,000 under a promissory note agreement with an unrelated party, with interest at 12%, due September 30, 2005. On September 30, 2005, our Company received $25,000 under a promissory note agreement with an unrelated party, with interest at 12%, due December 30, 2005. As of December 31, 2005, we had $818 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

Page: 16

RISK FACTORS

In addition to the other information in this quarterly report on Form 10-QSB, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR FINANCIAL RESULTS

If we are unable to successfully obtain additional financing we will not have sufficient cash to continue operations.

As of December 31, 2005, we had $818 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

We have earned no revenue since our inception and have incurred a net loss of $252,259 from inception through December 31, 2005. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated October 25, 2005, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment. It is difficult to evaluate our business and prospects because we have a limited operating history.

Page: 17

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

Page: 18

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

Page: 19

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

Page: 20

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

Page: 21

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

Page: 22

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

Page: 23

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

Page: 24

(b) Changes in internal control over financial reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a−15 of 15d−15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Page: 25

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

Page: 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDDLE RECORDS, INC.
/s/ Jacques Tizabi
Jacques Tizabi Chief Executive Officer (Principal Executive Officer)

Date:

Page: 27