Form 10QSB
period 2006-03-31
RIDDLE RECORDS INC
filed 2006-06-02
CIK 1271810

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Yes ☐ No ☒

The aggregate market value of the voting and non−voting common equity held by non−affiliates of the issuer as of March 31, 2006 cannot be determined because the issuer's common equity does not have an active trading market. There were 20,771,250 and 12,000,000 of outstanding shares of the issuer's Class A and Class B Common Stock, respectively, as of May 24, 2006.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)	3

	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)	4

	STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO MARCH 31, 2006 (UNAUDITED).	5

	STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (AUGUST 8, 2001) TO MARCH 31, 2006 (UNAUDITED)	6

	NOTES TO UNAUDITED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	CONTROLS AND PROCEDURES	24

PART II.	OTHER INFORMATION	25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	25

ITEM 1. FINANCIAL STATEMENTS.

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)
March 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$794
Film costs	63,484
Total current assets	64,278

EQUIPMENT, net of accumulated depreciation	1,381

Total assets	$65,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$97,470
Accrued interest payable	20,427
Amounts due to related parties	15,132
Notes payable - related party	13,000
Notes payable	170,000
Total current liabilities	316,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 10,000,000 shares authorized,
-0- issued and outstanding	-
Class A Common Stock: 80,000,000 shares authorized,
$.001 par value, 20,771,250 issued and outstanding	20,771
Class B Common Stock: 20,000,000 shares authorized,
$.001 par value, 12,000,000 shares issued and outstanding	250
Additional paid-in-capital	33,031
Deficit accumulated during the development stage	(304,422)
Total stockholders' equity (deficit)	(250,370)

Total liabilities and stockholders' equity (deficit)	$65,659

See accompanying notes to unaudited financial statements.

Page: 3

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006		2005
EXPENSES:
General and administrative		$47,243		$13,096
Depreciation and amortization		180		180
Total expenses		47,423		13,276

OTHER EXPENSE:

Loan fees		-		1,000
Interest expense		4,300		2,650
Interest expense, related party		170		220
Total other expenses		4,470		3,870

(LOSS) BEFORE INCOME TAXES		(51,893)		(17,146)

Provision for income taxes		-		3,044

NET (LOSS)		$(51,893)		$(20,190)

(Loss) per common share-basic and diluted	$	*	$	*

Weighted average number of shares outstanding		32,771,250		32,771,250

*Less than $0.01 per share

See accompanying notes to unaudited financial statements.

Page: 4

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Nine Months March 31,			Inception (August 8, 2001) to March 31,
		2006		2005	2006
EXPENSES:
General and administrative		$68,461		$77,533	$262,318
Depreciation and amortization		540		540	2,220
Total expenses		69,001		78,073	264,538

OTHER EXPENSE:

Loan fees		8,750		3,000	14,000
Interest expense		12,150		4,763	20,645
Interest expense, related party		190		993	1,411
Total other expenses		21,090		8,756	36,056

LOSS BEFORE INCOME TAXES		(90,091)		(86,829)	(300,594)

Provision for income taxes		-		3,044	3,828

NET (LOSS)		$(90,091)		$(89,873)	$(304,422)

(Loss) per common share-basic and diluted	$	*	$	*

Weighted average number of shares outstanding		32,771,250		32,771,250

*Less than $0.01 per share

See accompanying notes to unaudited financial statements.

Page: 5

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		Inception (August 8, 2001) to March 31,
	2006	2005	2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$(90,091)	$(89,873)	$(304,422)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	540	540	2,220
Class A Common Stock issued for services	-	-	400
Changes in assets and liabilities:
Decrease in prepaid loan fees	3,750	3,000	-
Increase in accounts payable	45,961	26,357	114,033
Increase in accrued interest payable	12,340	5,815	16,614
Increase in amounts due to related parties	-	13,832	13,604

Net cash (used in) operating activities	(27,500)	(40,329)	(157,551)

CASH FLOWS (TO) INVESTING ACTIVITIES:
Investment in film costs	(7,400)	(30,259)	(63,484)
Purchase of equipment	-	-	(3,602)
Net cash (used in) investing activities	(7,400)	(30,259)	(67,086)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from the sale of common shares	-	-	57,625
Payment of offering costs	-	-	(7,394)
Proceeds from note payable	25,000	80,000	170,000
Repayment of note payable to stockholder	-	(40,500)	(39,500)
Proceeds from note payable from stockholder	-	30,000	44,700
Net cash provided by financing activities	25,000	69,500	225,431

NET INCREASE (DECREASE) IN CASH	(9,900)	(1,088)	794

CASH AT BEGINNING OF PERIOD	10,694	4,518	-

CASH AT END OF PERIOD	$794	$3,430	$794

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 − SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Page: 8

RIDDLE RECORDS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Earnings (Loss) per Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. As of March 31, 2006, the Company has no dilutive securities and therefore no such presentation is made.

Stock-Based Compensation
The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. To date the Company has not issued any equity instruments under its employee compensation plans.

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

The Company entered into an agreement with NT on July 9, 2004, wherein it agreed to pay an amount equal to all of NT's out of pocket costs associated with the project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. The Company has recorded $12,717 of related film costs. The agreement due date was verbally extended by mutual consent of the parties.

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

On February 23, 2006 the Company’s president made payments on behalf of the Company in the amount of $500 to the Company under a promissory note due March 10, 2006, and verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum.

On February 27, 2006 the Company’s president made payments on behalf of the Company in the amount of $10,500 to the Company under a promissory note due March 14, 2006, and verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum.

NOTE 4 − NOTES PAYABLE

The following provides the principle terms of the outstanding debt as of March 31, 2006:

On June 5, 2004, the Company received $40,000 under a bridge note payable agreement with an unrelated party, due June 5, 2005, with interest at a rate of 10%. In connection with the note agreement, the Company paid loan fees in the amount of $4,000 to Astor capital (an entity owned by the Company's President & Secretary.) The company has not made its scheduled payments but the note has been verbally extended by mutual consent of the parties.

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

NOTE 5 - SUBSEQUENT EVENTS

On April 13, 2006 the Company’s president made payments on behalf of the Company in the amount of $5,178 to the Company under a promissory note due April 27, 2006, and verbally extended to a date to be mutually agreed upon by the parties, with an interest rate of 12% per annum.

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

We had no substantial operations from inception through August 2003. In August 2003, we commenced operations as an independent record label by establishing our business model, raising initial monies through the sale of our equity securities and solidifying informal advisory agreements with a number of industry professionals who agreed to afford our company access to their existing relationships in the music and entertainment industry. We have, and intend to continue to market our business model by generally making those in the music and entertainment industries aware of the services we will provide. We have had discussions with a number of artists, but have not signed any artist as of March 31, 2006.

During the next 12 months, we plan to focus on acquiring two artists as clients and developing our brand name within the music industry. We anticipate expenditures of approximately $225,000 over the next 12 months to maintain our business. Of this amount, approximately $75,000 will be spent on general and administrative costs (which includes legal and other professional costs), and $125,000 on artist development, which includes entertainment, travel, costs to promote those artists that we engage as clients and $25,000 for consultant and advisory fees. In addition, we require approximately $183,000 to repay indebtedness in the next twelve months. Given the current lack of revenues and the lack of a client base, we will be required to rely primarily on the sale of additional equity and debt securities to fund our operations. If we raise less than $225,000, we expect to scale back our planned operations and cut back our general and administrative and artist development costs in equal proportions. To the extent we are unable to raise sufficient financing, we will not have sufficient cash to continue operations. See "Risk Factors - Risks Related to Our Financial Results.”

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

We entered into an agreement dated July 9, 2004 with NT Media Corp. of California ("NT"), a related party entity in which one of our directors is also a director, wherein we agreed to pay an amount equal to all of NT's out of pocket costs associated with a project presently entitled "Rap Battle" in exchange for all of NT's rights in and to the project. The payment for the rights mentioned herein will be due not later than December 31, 2005. The agreement due date has been verbally extended by mutual consent of the parties. We have recorded $63,484 of related film costs. We believe that we will be able to exploit the results and proceeds of this project in the distribution of the "direct to DVD". We have produced 4 volumes of “Rap Battle” and are currently negotiating with a third party distributor to distribute "Rap Battle" through its distribution channels.

Page: 15

RESULTS OF OPERATIONS

We are a development stage company. We have not generated any revenue since inception through March 31, 2006. Operating expenses from inception through March 31, 2006 is comprised of general and administrative fees of $262,318, and depreciation expenses of $2,220. We had a net loss for the period from inception through March 31, 2006 of $304,422.

LIQUIDITY AND CAPITAL RESOURCES

We are not engaged in a capital-intensive business. Our costs are primarily incurred by the business development costs, travel and entertainment related to our business operations, and business overhead normal to an independent record label business. We have generated a net amount of $50,231 as of March 31, 2006 through the private sales of restricted Class A common stock to 28 accredited investors. As of March 31, 2006, we have outstanding loans from unrelated parties in the amount of $170,000. During June 2004, our company received $40,000 under a bridge note payable agreement, due June 5, 2005, with interest at a rate of 10%. On December 23, 2004, our company received $50,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On January 19, 2005, our company received $30,000 under a promissory note agreement with an unrelated party, with interest at 9%, due June 30, 2005. On June 1, 2005, our company received $25,000 under a promissory note agreement with an unrelated party, with interest at 12%, due September 30, 2005. On September 30, 2005, our Company received $25,000 under a promissory note agreement with an unrelated party, with interest at 12%, due December 30, 2005. As of March 31, 2006, we had $794 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

As of March 31, 2006, we had $794 in available cash. We will need to raise additional funds in order to satisfy our future liquidity requirements, including working capital to fund the cash requirements of our company as well as expand our business during the next 12 months and capital expenditures that relate to the organization of our company. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.

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

We have earned no revenue since our inception and have incurred a net loss of $304,422 from inception through March 31, 2006. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future. Our independent auditors report, dated October 25, 2005, includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern due to the fact that we are in the development stage and have not commenced operations. Our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment. It is difficult to evaluate our business and prospects because we have a limited operating history.

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